Form 10-Q
period 2014-03-31
Blue Hills Bancorp, Inc.
filed 2014-06-26
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 333-194486

Blue Hills Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-5429062
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification Number)
320 Norwood Park South
Norwood, Massachusetts 02062
(617) 360-6520
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

N/A
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
YES [   ]     NO [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
YES [X]     NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

No shares of the Registrant’s common stock, par value $0.01 per share, were issued and outstanding as of June 24, 2014.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	3
	Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	3
	Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2014 and 2013 (unaudited)	5
	Consolidated Statements of Changes in Equity for the Three Months Ended March 31, 2014 and 2013 (unaudited)	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 (unaudited)	7
	Notes to the Consolidated Financial Statements (unaudited)	9
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.
	Controls and Procedures	39

	Part II. Other Information
Item 1.
	Legal Proceedings	40
Item 1A.
	Risk Factors	40
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.
	Defaults upon Senior Securities	40
Item 4.
	Mine Safety Disclosures	40
Item 5.
	Other Information	40
Item 6.
	Exhibits	40

	Signature Page

EXPLANATORY NOTE

Blue Hills Bancorp, Inc., a Maryland corporation, was formed on February 27, 2014 to serve as the stock holding company for Blue Hills Bank as part of the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Massachusetts chartered mutual holding company of Blue Hills Bank. As of March 31, 2014, the conversion had not been completed, and, as of that date, Blue Hills Bancorp, Inc. had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Hyde Park Bancorp, MHC on a consolidated basis is included in this Quarterly Report.

PART 1. FINANCIAL INFORMATION
Item 1. Interim Financial Statements - unaudited

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Balance Sheets
(unaudited)

	March 31, 2014	December 31, 2013
	(In thousands)
Assets
Cash and due from banks	$17,811	$8,151
Short-term investments	29,402	32,165
Total cash and cash equivalents	47,213	40,316
Trading assets	—	750
Securities available for sale, at fair value	444,959	441,306
Federal Home Loan Bank stock, at cost	11,246	10,766
Loans, net of allowance for loan losses of $10,346,000 at March 31, 2014 and $9,671,000 at December 31, 2013	914,297	765,347
Premises and equipment, net	18,281	7,478
Accrued interest receivable	3,906	4,290
Goodwill	9,182	—
Core deposit intangible	5,688	—
Net deferred tax asset	1,859	2,831
Bank-owned life insurance	30,080	29,831
Other assets	12,816	11,372
	$1,499,527	$1,314,287
Liabilities and Equity
Deposits:
Non-interest bearing	$115,794	$43,471
Interest bearing	1,000,967	871,752
Total deposits	1,116,761	915,223
Short-term borrowings	150,000	170,000
Long-term debt	45,000	45,000
Accrued expenses and other liabilities	14,601	12,530
Total liabilities	1,326,362	1,142,753
Commitments and contingencies
Equity:
Preferred stock, Series A, $1.00 par value, $1,000 liquidation value (50,000 shares authorized; 18,724 issued and outstanding at March 31, 2014 and December 31, 2013)	18,724	18,724
Retained earnings	149,742	150,345
Accumulated other comprehensive income	4,699	2,465
Total equity	173,165	171,534
	$1,499,527	$1,314,287
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Statements of Operations
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$8,051	$4,864
Interest on securities	1,937	2,289
Dividends	166	174
Other	15	21
Total interest and dividend income	10,169	7,348
Interest expense:
Interest on deposits	1,351	1,812
Interest on borrowings	304	292
Total interest expense	1,655	2,104
Net interest and dividend income	8,514	5,244
Provision for loan losses	714	864
Net interest income, after provision for loan losses	7,800	4,380
Noninterest income:
Deposit account fees	291	133
Interchange and ATM fees	285	188
Gain on sale of residential mortgages, net	68	198
Loan level derivative income	33	91
Gains on sales of securities available for sale, net	541	4,290
Gains on trading assets, net	25	171
Bank-owned life insurance	249	273
Miscellaneous	137	98
Total noninterest income	1,629	5,442
Noninterest expense:
Salaries and employee benefits	5,129	3,924
Occupancy and equipment	1,601	993
Data processing	605	424
Professional fees	1,159	637
Advertising	301	558
FDIC deposit insurance	178	168
Directors’ fees	150	130
Amortization of core deposit intangible	353	—
Other general and administrative	780	636
Total noninterest expense	10,256	7,470
Income (loss) before income taxes	(827)	2,352
Provision (benefit) for income taxes	(428)	818
Net income (loss)	$(399)	$1,534
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Net income (loss)	$(399)	$1,534
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains	4,173	3,576
Reclassification adjustment for net gains realized in net income (1)	(541)	(4,290)
Net unrealized gain (loss)	3,632	(714)
Tax effect	(1,398)	279
Other comprehensive income (loss)	2,234	(435)
Comprehensive income	$1,835	$1,099
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended March 31, 2014 and 2013 was approximately $188,000 and $1,574,000, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Statements of Changes in Equity
For the Three Months Ended March 31, 2014 and 2013 (unaudited)

	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at December 31, 2012	$18,724	$148,211	$10,003	$176,938
Comprehensive income (loss)	—	1,534	(435)	1,099
Preferred stock dividends declared	—	(163)	—	(163)
Balance at March 31, 2013	18,724	149,582	9,568	177,874

Balance at December 31, 2013	18,724	150,345	2,465	171,534
Comprehensive income (loss)	—	(399)	2,234	1,835
Preferred stock dividends declared	—	(204)	—	(204)
Balance at March 31, 2014	$18,724	$149,742	$4,699	$173,165

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(399)	$1,534
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	714	864
Net amortization of securities available for sale	486	594
Gains on sales of securities available for sale, net	(541)	(4,290)
Net amortization of deferred loan origination costs and discounts	292	142
Depreciation and amortization	306	330
Amortization of core deposit intangible	353	—
Bank-owned life insurance income	(249)	(273)
Deferred tax benefit	(490)	(507)
Net change in:
Trading assets	750	(2,373)
Accrued interest receivable	688	1,899
Other assets	(1,380)	46
Accrued expenses and other liabilities	1,235	144
Net cash provided by (used in) operating activities	1,765	(1,890)
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(61,575)	(80,996)
Sales	48,573	90,909
Maturities/calls	6,474	—
Principal paydowns	6,560	15,438
Loan (originations) net of paydowns	(22,056)	8,287
Purchases of loans	(30,337)	(21,371)
Net purchases of premises and equipment	(347)	(457)
Purchases of FHLBB stock	(480)	—
Redemption of FHLBB stock	—	383
Cash provided by business combination, net of purchase price	151,587	—
Net cash provided by investing activities	98,399	12,193

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Three Months Ended
	March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered	(2,145)	(42,105)
Net change in brokered deposits	(70,918)	79,623
Net change in short-term borrowings	(20,000)	(69,424)
Preferred stock dividends paid	(204)	(163)
Net cash used in financing activities	(93,267)	(32,069)
Net change in cash and cash equivalents	6,897	(21,766)
Cash and cash equivalents at beginning of year	40,316	73,819
Cash and cash equivalents at end of year	$47,213	$52,053
Supplementary information:
Interest paid	$1,652	$2,101
Income taxes paid, net of refunds	82	1,932
Preferred stock dividends declared	204	163
Fair value of non-cash assets acquired	123,755	—
Fair value of liabilities assumed	275,342	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDE PARK BANCORP, MHC AND SUBISDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - PLAN OF CONVERSION

On March 6, 2014, the Board of Trustees of Hyde Park Bancorp, MHC adopted a plan of conversion under which Hyde Park Bancorp, MHC would convert from a mutual holding company to a stock holding company. The plan of conversion has been approved by Hyde Park Bancorp, MHC’s corporators and the Board of Governors of the Federal Reserve System, but remains subject to approval by the Massachusetts Division of Banks. If such approval is obtained, Hyde Park Bancorp, MHC will merge with and into Hyde Park Bancorp, Inc., a Massachusetts corporation, with Hyde Park Bancorp, Inc. as the resulting entity (the “MHC Merger”). Immediately after the MHC Merger, Hyde Park Bancorp, Inc. will merge with and into Blue Hills Bancorp, Inc., a Maryland corporation (the “Company”), with the Company as the resulting entity. Blue Hills Bank (the “Bank”) will become a wholly-owned subsidiary of the Company, and the Company will issue and sell shares of its common stock to eligible depositors of the Bank and, if necessary, others. The Company may sell up to 27,772,500 shares of common stock at $10.00 per share, including up to 2,277,345 shares that may be purchased by the Bank’s employee stock ownership plan (“ESOP”). The purchase of common stock by the ESOP will be financed by a loan from the Company or a subsidiary of the Company.

The direct costs of the Company’s stock offering will be deferred and deducted from the proceeds of the offering. At March 31, 2014, total deferred costs were $434,000. In the event the conversion and offering are not completed, any deferred costs will be charged to operations. Through March 31, 2014, the Company had incurred approximately $488,000 incremental organizational conversion costs that were charged to operations.

In connection with the plan of conversion, the Company plans to establish the Blue Hills Bank Foundation (the “Foundation”). The Foundation will be funded with 2.5% of the Company’s stock that is sold in the offering and an amount of cash such that the total contribution will equal $7.0 million.

At the time of conversion from a mutual holding company to a stock holding company, the Company will substantially restrict retained earnings by establishing a liquidation account and the Bank will establish a parallel liquidation account. The liquidation account will be maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation account. In the event of a complete liquidation of the Bank, and only in such event, each account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Hyde Park Bancorp, MHC and its wholly-owned subsidiary Hyde Park Bancorp, Inc. (the mid-tier “Subsidiary”). The Subsidiary owns 100% of Blue Hills Bank. The Bank has two wholly-owned subsidiaries, HP Security Corporation and 1196 Corporation. HP Security Corporation is a Massachusetts security corporation and 1196 Corporation holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Blue Hills Bancorp's filing on Form S-1 which included the years ended December 31, 2013 and 2012. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Loan policies

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, charge-offs and any deferred fees and costs on originated and purchased loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees/costs and discounts on purchased loans are recognized as an adjustment of the related loan yield using the interest method.
It is the policy of the Company to discontinue the accrual of interest on loans past due in excess of 90 days, unless the loan is well-secured and in the process of collection, or when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful and to reverse all interest previously accrued against interest income. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Because 2013 and 2012 saw the growth in number and size of portfolios for which the Company had no prior loss experience, the loss experience extrapolated for all portfolios was derived from available national and state peer group losses for relevant portfolios generally over the years 2008-2013. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available; however, because of the increase in risk exposures new to the Company, it is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio.
The allowance consists of general, allocated and unallocated components, as further described below.
General component
The general component of the allowance for loan losses is based on either actual or extrapolated historical loss experience for periods ranging from three to five years, adjusted for qualitative and environmental factors including levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate - The Company does not generally originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. When the Company does extend credit either on a first- or second-lien basis at a loan-to-value ratio greater than 80 percent, such loans are supported by either mortgage insurance or state guarantee programs. All loans in this segment are collateralized by owner-occupied 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The health of the regional economy, including unemployment rates and housing prices, will have an effect on the credit quality of loans in this segment.
Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, real estate collateral and guarantees from sponsors or owners. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.
Construction - Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Home equity - Loans in this segment are generally secured by 1st or 2nd liens on residential real estate. Repayment is dependent on the credit quality of the individual borrower. The Company evaluates each loan application based on factors including the borrower’s credit score, income, length of employment, and other factors to establish the creditworthiness of the borrower. The Company purchased a geographically diverse portfolio of seasoned home equity lines of credit (HELOC) which are serviced by a third party. The rate of provision for this portfolio is slightly lower than that for the organically originated HELOC portfolio due to its seasoning, low loan-to-values, high credit scores, and first-lien collateral position.

Consumer - Loans in this segment primarily include used auto loans. A significant portion of the used auto loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs the provisions for loan losses reflect management’s estimate of inherent losses based on a review of regional and national historical losses of other institutions with similar portfolios.
Allocated component
The allocated component relates to loans that are on the watch list (non-accruing loans, partially charged-off non-accruing loans and accruing adversely-rated loans) and considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management reviews all loan types for individual impairment. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired and generally remain impaired for the remaining life of the loan. Impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate equal to that which would be provided to a borrower with similar credit at the time of restructuring.
Unallocated component
An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

NOTE 3 - ACQUISITION
On January 18, 2014, the Company completed the acquisition of Nantucket Bank, previously a division of Santander Bank, N.A., formerly Sovereign Bank, N.A. The acquisition included three branches and a commercial lending team in Nantucket that operate under the name Nantucket Bank, a division of Blue Hills Bank, at a purchase price of $10.3 million. The Bank assumed all of the deposits of Nantucket Bank, and acquired cash, selected local commercial loans, home equity loans and lines of credit, and real property. The goodwill resulting from the transaction is expected to be fully deductible for tax purposes. The Nantucket Branch Acquisition assisted in the implementation of our business strategy as it added a strong local market share of core deposits and reduced our dependence on wholesale funding and brokered deposits to fund loan growth. The acquisition provided $161.9 million in cash, net of purchase price, the majority of which has been used to pay down Federal Home Loan Bank advances and brokered deposits. The transaction also changed the interest rate sensitivity of the Bank through the addition of core deposits and the use of the cash to reduce short-term wholesale funding and brokered deposits.

The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $775,000 during the quarter ended March 31, 2014 and $583,000 during the year ended December 31, 2013. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired:
Cash	$161,900
Loans:
Home Equity	39,966
Commercial real estate	57,967
Commercial business	3,862
Consumer	444
Discount on purchased loans	(4,773)
Loans, net	97,466
Premises and equipment, net	10,762
Core deposit intangible	6,041
Goodwill	9,182
Accrued interest receivable	304
Total assets acquired	285,655

Liabilities assumed:
Deposits:
NOW and demand	107,241
Regular Savings	24,511
Money market deposits	113,764
Term certificates	29,085
Total deposits	274,601
Accrued expenses and other liabilities	741
Total liabilities assumed	275,342

Net purchase price	$10,313

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line basis over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall accretable discount on the loans acquired in this transaction was approximately $4.8 million primarily related to considerations for market interest rates, as well as anticipated credit loss. For the period ended March 31, 2014 the Company recorded approximately $133,000 of interest income attributable to the accretion of the discount on these acquired loans since the acquisition date.

Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources. Amortization of the core deposit intangible of $353,000 was recorded during three month period ending March 31, 2014.
Premises and Equipment
The fair value of Nantucket premises, including land, buildings and improvements, was determined based upon appraisal from third party appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate. The estimated fair value adjustment of the certificates of deposits amounted to $137,000. Accretion of certificates of deposit fair value adjustments of $57,000 was recorded during the three month period ending March 31, 2014.

NOTE 4 – RECENT ACCOUNTING STANDARDS UPDATES
Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Subtopic 310-40 "Receivables - Troubled Debt Restructurings by Creditors" Update No. 2014-04. Update No. 2014-04 was issued in January 2014 to reduce diversity in practice by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this update clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in the update should be applied prospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 5 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
Debt securities:
U.S. Treasury	$125,096	$165	$(2,624)	$122,637
Government-sponsored enterprises	13,268	54	(60)	13,262
Government-sponsored mortgage-backed and collateralized mortgage obligations	66,080	985	(715)	66,350
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	23,710	70	(196)	23,584
Privately issued residential mortgage-backed securities	2,913	548	—	3,461
SBA asset-backed securities	9,581	—	(264)	9,317
Other asset-backed securities	9,788	32	(11)	9,809
Total other mortgage- and asset-backed securities	45,992	650	(471)	46,171
State and political	21,524	307	(36)	21,795
Financial services:
Banks	14,578	901	(37)	15,442
Diversified financials	13,624	553	(20)	14,157
Insurance and REITs	14,605	303	(18)	14,890
Total financial services	42,807	1,757	(75)	44,489
Other corporate:
Industrials	32,813	851	(85)	33,579
Utilities	15,134	331	(61)	15,404
Total other corporate	47,947	1,182	(146)	48,983
Total debt securities	362,714	5,100	(4,127)	363,687

Marketable equity securities:
Mutual funds:
Global	5,000	587	—	5,587
Domestic community	3,216	33	(11)	3,238
Global asset allocation	32,956	4,681	—	37,637
Diversified bonds	34,603	207	—	34,810
Total marketable equity securities	75,775	5,508	(11)	81,272
Total securities available for sale	$438,489	$10,608	$(4,138)	$444,959

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$131,781	$145	$(3,724)	$128,202
Government-sponsored enterprises	13,985	81	(109)	13,957
Government-sponsored mortgage-backed and collateralized mortgage obligations	67,787	778	(1,072)	67,493
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	22,828	127	(281)	22,674
Privately issued residential mortgage-backed securities	3,021	362	—	3,383
SBA asset-backed securities	9,787	—	(393)	9,394
Other asset-backed securities	10,974	57	(9)	11,022
Total other mortgage- and asset-backed securities	46,610	546	(683)	46,473
State and political	15,628	218	(107)	15,739
Financial services:
Banks	12,535	889	(74)	13,350
Diversified financials	14,023	557	(52)	14,528
Insurance and REITs	15,635	250	(92)	15,793
Total financial services	42,193	1,696	(218)	43,671
Other corporate:
Industrials	32,920	842	(312)	33,450
Utilities	12,000	286	(200)	12,086
Total other corporate	44,920	1,128	(512)	45,536
Total debt securities	362,904	4,592	(6,425)	361,071

Marketable equity securities:
Mutual funds:
Global	5,000	540	—	5,540
Domestic community	3,216	48	(43)	3,221
Global asset allocation	32,956	4,168	—	37,124
Diversified bonds	34,392	71	(113)	34,350
Total marketable equity securities	75,564	4,827	(156)	80,235
Total securities available for sale	$438,468	$9,419	$(6,581)	$441,306

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2014 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,796	$5,826
After 1 year through 5 years	135,708	136,925
After 5 years through 10 years	95,612	94,684
After 10 years	13,526	13,731
	250,642	251,166
Mortgage- and asset-backed securities and collateralized mortgage obligations	112,072	112,521
	$362,714	$363,687
The Company continually reviews investment securities for the existence of other-than-temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2014
Debt securities:
U.S. Treasury	$(2,624)	$111,923	$—	$—
Government-sponsored enterprises	(60)	3,970	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(658)	32,813	(57)	2,932
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	(75)	10,622	(121)	5,830
SBA asset-backed securities	(184)	8,460	(80)	857
Other asset-backed securities	(11)	2,478	—	—
Total other mortgage- and asset-backed securities	(270)	21,560	(201)	6,687
State and political	(4)	1,097	(32)	669
Financial services:
Banks	(37)	2,699	—	—
Diversified financials	(20)	2,495	—	—
Insurance and REITs	(18)	4,096	—	—
Total financial services	(75)	9,290	—	—
Other corporate:
Industrials	(85)	9,180	—	—
Utilities	(61)	8,222	—	—
Total other corporate	(146)	17,402	—	—
Total debt securities	(3,837)	198,055	(290)	10,288
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(11)	455
Total marketable equity securities	—	—	(11)	455
Total temporarily impaired securities	$(3,837)	$198,055	$(301)	$10,743

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$(3,724)	$117,043	$—	$—
Government-sponsored enterprises	(109)	3,920	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(973)	37,265	(99)	3,341
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	(130)	10,926	(151)	4,153
SBA asset-backed securities	(393)	8,499	—	—
Other asset-backed securities	(9)	7,809	—	—
Total other mortgage- and asset-backed securities	(532)	27,234	(151)	4,153
State and political	(107)	5,904		—
Financial services:
Banks	(74)	1,773	—	—
Diversified financials	(52)	1,380	—	—
Insurance and REITs	(92)	5,466	—	—
Total financial services	(218)	8,619	—	—
Other corporate:
Industrials	(312)	10,947	—	—
Utilities	(200)	12,671	—	—
Total other corporate	(512)	23,618	—	—
Total debt securities	(6,175)	223,603	(250)	7,494
Marketable equity securities:
Mutual funds:
Domestic community	(30)	2,767	(13)	453
Diversified bonds	(109)	21,450	(4)	71
Total marketable equity securities	(139)	24,217	(17)	524
Total temporarily impaired securities	$(6,314)	$247,820	$(267)	$8,018
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At March 31, 2014, multiple debt securities have unrealized losses with aggregate depreciation of less than 2% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by the U.S. Government or an agency thereof. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014.

At March 31, 2014, the Company had one mutual fund with unrealized losses of $11,000, or less than 1% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

NOTE 6 - LOANS AND THE ALLOWANCE FOR LOAN LOSS

A summary of the balances of loans follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Real estate:
1-4 family residential	$381,459	$365,707
Home equity	64,110	25,535
Commercial real estate	313,775	228,688
Construction	23,895	16,559
	783,239	636,489
Commercial business	115,321	111,154
Consumer	28,702	25,372
Total loans	927,262	773,015
Allowance for loan losses	(10,346)	(9,671)
Discount on purchased loans	(4,964)	(340)
Deferred loan costs and fees, net	2,345	2,343
Loans, net	$914,297	$765,347
Activity in the allowance for loan losses for the three months ended March 31, 2014 and 2013 and allocation of the allowance to loan segments as of March 31, 2014 and December 31, 2013 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	70	21	320	111	173	49	(30)	714
Loans charged-off	(18)	—	—	—	—	(21)	—	(39)
Recoveries	—	—	—	—	—	—	—	—
Allowance at March 31, 2014	$2,887	$268	$2,928	$414	$2,589	$602	$658	$10,346

Three Months Ended March 31, 2013
Allowance at December 31, 2012	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550
Provision (credit) for loan losses	(164)	5	310	9	(89)	56	737	864
Loans charged-off	(93)	—	—	—	—	(7)	—	(100)
Recoveries	80	—	—	—	—	—	—	80
Allowance at March 31, 2013	$2,548	$321	$1,653	$115	$476	$362	$919	$6,394

Additional information pertaining to the allowance for loan losses at March 31, 2014 and December 31, 2013 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
March 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	—
Allowance related to non-impaired loans	2,887	268	2,928	414	2,589	602	658	10,346
Total allowance for loan losses	$2,887	$268	$2,928	$414	$2,589	$602	$658	$10,346
Impaired loans	$3,304	$558	$—	$—	$553	$10	$—	4,425
Non-impaired loans	378,155	63,552	313,775	23,895	114,768	28,692	—	922,837
Total loans	$381,459	$64,110	$313,775	$23,895	$115,321	$28,702	$—	$927,262
December 31, 2013
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	—
Allowance related to non-impaired loans	2,835	247	2,608	303	2,416	574	688	9,671
Total allowance for loan losses	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Impaired loans	$3,118	$36	—	$—	$—	$—	$—	3,154
Non-impaired loans	362,589	25,499	228,688	16,559	111,154	25,372	—	769,861
Total loans	$365,707	$25,535	$228,688	$16,559	$111,154	$25,372	$—	$773,015

The following is a summary of past due and non-accrual loans, by loan class, at March 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2014
Real estate:
1-4 family residential	$—	$608	$981	$1,589	$2,736
Home equity	284	—	540	824	558
Commercial business	—	—	—	—	553
Consumer	5	18	11	34	10
Total	$289	$626	$1,532	$2,447	$3,857

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2013
Real estate:
1-4 family residential	$1,426	$196	$828	$2,450	$1,706
Home equity	—	—	36	36	36
Total	$1,426	$196	$864	$2,486	$1,742
There were no loans past due 90 days or more and still accruing at March 31, 2014 and December 31, 2013.
The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$3,304	$4,096	$—
Home equity	558	805	—
Commercial business	553	610	—
Consumer	10	10	—
Total	$4,425	$5,521	$—

December 31, 2013
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$3,118	$3,893	$—
Consumer loans	36	36	—
Total	$3,154	$3,929	$—

The following tables set forth information regarding average balances and interest income recognized on impaired loans by portfolio, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2014
Real estate:
1-4 family residential	$3,250	$34
Home equity	297	4
Commercial business	277	4
Consumer	5	—
Total	$3,829	$42

Three Months Ended March 31, 2013
Real estate:
1-4 family residential	$2,383	$26
Home equity	24	1
Consumer	36	3
Total	$2,443	$30

None of the loans acquired in the Nantucket Acquisition were deemed to be Purchase Credit Impaired ("PCI").
No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three months ended March 31, 2014 and 2013 and there were no troubled debt restructurings that defaulted during the three months ended March 31, 2014 and 2013, for which default was within one year of the restructure date.
Credit Quality Information
The Company utilizes a ten-grade internal loan rating system for all loans as follows:
Loans rated 1 – 6 are considered “acceptable” rated loans that are performing as agreed, meet minimum underwriting standards, and require only routine supervision.
Loans rated 7 are considered “special mention.” These loans are starting to show signs of potential weakness and are being closely monitored by management.
Loans rated 8 – 9 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected. Generally, all loans 90 days delinquent are rated 8.
Loans rated 10 have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.
The Company assigns a 6 risk-rating to otherwise performing, satisfactorily collateralized Consumer and Residential loans where the Bank becomes aware of deterioration in a FICO score or other indication of potential inability to service the debt. The Company assigns risk ratings of 7-10 to residential or consumer loans that have a well-defined weakness that may jeopardize the collection of the contractual principal and interest, are contractually past due 90 days or more or legal action has commenced against the borrower. All other residential mortgage and consumer loans have no risk rating.

On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and construction loans. At least annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.
The following tables present the Company’s loans by risk rating at March 31, 2014 and December 31, 2013:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
March 31, 2014
Loans rated 1 - 6	$3,274	$674	$310,364	$23,895	$106,752	$214	$445,173
Loans rated 7	1,824	833	2,324	—	8,563	3	13,547
Loans rated 8 - 9	1,433	—	1,087	—	6	34	2,560
Loans rated 10	693	—	—	—	—	—	693
Loans not rated	374,235	62,603	—	—	—	28,451	465,289
	$381,459	$64,110	$313,775	$23,895	$115,321	$28,702	$927,262
December 31, 2013
Loans rated 1 - 6	$1,701	$4,610	$223,144	$15,246	$110,142	$—	$354,843
Loans rated 7	468	—	2,339	—	12	—	2,819
Loans rated 8 - 6	1,647	36	—	—	—	24	1,707
Loans rated 10	693	—	—	—	—	—	693
Loans not rated	361,198	20,889	3,205	1,313	1,000	25,348	412,953
	$365,707	$25,535	$228,688	$16,559	$111,154	$25,372	$773,015

NOTE 7 - INTEREST RATE SWAP AGREEMENTS
The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been generally limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s balance sheet as other assets and accrued expenses and other liabilities. Changes in the fair value of these agreements are recorded in loan level derivative income in the consolidated statements of operations.

The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2014 and December 31, 2013. The table below presents information about derivative financial instruments not designated as hedging instruments at March 31, 2014 and and December 31, 2013.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
March 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$184,715	$3,371	$184,715	$3,384
Other contracts	8,853	6	7,955	16
Total derivatives	$193,568	$3,377	$192,670	$3,400
December 31, 2013
Economic hedges:
Commercial loan level interest rate swap agreements	$171,747	$2,482	$171,747	$2,379
Other contracts	8,932	5	7,988	14
Total derivatives	$180,679	$2,487	$179,735	$2,393
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company has minimum collateral posting thresholds with certain of its interest rate swap derivative counterparties.
Other contracts represent risk participation agreements on commercial loan level interest rate swap agreements. The Company has entered into risk participation agreements with the correspondent institutions to share in any interest rate swap gains or losses incurred as a result of the commercial loan customers’ termination of a loan level interest rate swap agreement prior to maturity. The Company records these risk participation agreements at fair value.

NOTE 8 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
NOW and demand	$242,544	$118,648
Regular savings	351,040	332,518
Money market deposits	195,713	75,716
Total non-certificate accounts	789,297	526,882

Certificates of deposit	306,759	296,718
Brokered deposits	20,705	91,623
Total certificate accounts	327,464	388,341
Total deposits	$1,116,761	$915,223

At March 31, 2014, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$244,180	0.82%
2016	39,032	1.56
2017	29,589	1.40
2018	10,927	1.18
2019	3,736	1.12
	$327,464	0.98%

NOTE 9 - FAIR VALUE MEASURMENTS
Determination of fair value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.
Fair value hierarchy
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts of cash and due from banks and short-term investments approximate fair value.
Trading assets and securities available for sale: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include U.S. Treasuries and marketable equity securities. All other securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.
Federal Home Loan Bank stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. Fair values for other types of loans are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.
Accrued interest receivable: The carrying amount of accrued interest receivable approximates fair value.
Deposits: The fair values for non-certificate accounts are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for certificate accounts are estimated using a discounted cash flow calculation that applies market interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.
Borrowings: The carrying value of short-term borrowings approximates fair value based on the short-term nature of the instruments. The fair values of long-term debt are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Derivative instruments: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.
Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2014 and 2013, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2014
Assets
Securities available for sale:
Debt securities	$122,637	$241,050	$—	$363,687
Marketable equity securities	81,272	—	—	81,272
Derivative assets	—	3,377	—	3,377
Total assets	$203,909	$244,427	$—	$448,336
Liabilities
Derivative liabilities	$—	$3,400	$—	$3,400

December 31, 2013
Assets
Trading assets	$—	$750	$—	$750
Securities available for sale:
Debt securities	128,202	232,869	—	361,071
Marketable equity securities	80,235	—	—	80,235
Derivative assets	—	2,487	—	2,487
Total assets	$208,437	$236,106	$—	$444,543
Liabilities
Derivative liabilities	$—	$2,393	$—	$2,393
Total liabilities	$—	$2,393	$—	$2,393

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at March 31, 2013 or December 31, 2013. There are no liabilities measured at fair value on a non-recurring basis. The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	March 31, 2014			Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$1,242	$18

Losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions. The losses applicable to impaired loans are not recorded as a direct adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

Summary of fair values of financial instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Financial assets:
Cash and cash equivalents	$47,213	$47,213	$—	$—	$47,213
Securities available for sale	444,959	203,909	241,050	—	444,959
Federal Home Loan Bank stock	11,246	—	—	11,246	11,246
Loans, net	914,297	—	—	919,572	919,572
Accrued interest receivable	3,906	—	—	3,906	3,906
Financial liabilities:
Deposits	1,116,761	—	—	1,118,457	1,118,457
Borrowings	195,000	—	196,913	—	196,913
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	3,371	—	3,371	—	3,371
Liabilities	3,384	—	3,384	—	3,384

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$40,316	$40,316	$—	$—	$40,316
Trading assets	750	—	750	—	750
Securities available for sale	441,306	208,437	232,869	—	441,306
Federal Home Loan Bank stock	10,766	—	—	10,766	10,766
Loans, net	765,347	—	—	769,578	769,578
Accrued interest receivable	4,290	—	—	4,290	4,290
Financial liabilities:
Deposits	915,223	—	—	917,121	917,121
Borrowings	215,000	—	216,332	—	216,332
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	2,482	—	2,482	—	2,482
Liabilities	2,379	—	2,379	—	2,379

NOTE 10 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.
The components of accumulated other comprehensive income, included in equity, are as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Securities available for sale:
Net unrealized gain	$6,470	$2,838
Tax effect	(2,253)	(855)
Net-of-tax amount	4,217	1,983
Defined benefit pension plan:
Unrecognized net actuarial gain	803	803
Tax effect	(321)	(321)
Net-of-tax amount	482	482
	$4,699	$2,465

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Bank. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We do not undertake any obligation to update any forward-looking statements after the date of this quarterly report, except as required by law.
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to implement successfully our new business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to implement successfully our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•
adverse changes in the securities markets which, given the significant size of our investment securities portfolio, could cause a material decline in our reported equity and/or our net income if we must record impairment charges or a decline in the fair value of our securities, which are all available for sale;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in consumer spending, borrowing and savings habits;

•
changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission and the Public Company Accounting Oversight Board;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the prospectus dated May 14, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014, under the heading “Risk Factors.”

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Blue Hill Bancorp, Inc.’s prospectus dated May 14, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014.

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total Assets. Total assets increased $185.2 million, or 14.1%, to $1.5 billion at March 31, 2014 from $1.3 billion at December 31, 2013. This increase was mainly driven by the Acquisition of our three branches in Nantucket in January 2014 (the “Nantucket Branch Acquisition”). For additional discussion of the Nantucket Branch Acquisition, see Note 3 to the consolidated financial statements included herein and Blue Hills Bancorp, Inc.’s prospectus dated May 14, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Nantucket Branch Acquisition.”

Loans. At March 31, 2014, net loans were $914.3 million, or 61.0% of total assets compared with $765.3 million, or 58.2%, of total assets at December 31, 2013. The $149.0 million increase in net loans was mainly the result of the acquisition of $102.2 million of loans ($97.5 million net of purchase accounting adjustments) in January 2014 as part of the Nantucket Branch Acquisition. Loans acquired in the Nantucket Branch Acquisition consisted primarily of commercial real estate loans and home equity loans and lines of credit. Excluding the effect of the Nantucket Branch Acquisition, net loans increased over $50.0 million or 7.0% as compared to December 31, 2013, as the Bank continues to execute on its strategy which contemplates continued growth in lending.
The following table sets forth the composition of our loan portfolio at the dates indicated. Loans held for sale amounted to $874,000 and $765,000 at March 31, 2014 and December 31, 2013, respectively, and are included in one- to four- family residential loans below.

	At March 31, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family residential	$381,459	41.14%	$365,707	47.31%
Home equity	64,110	6.91	25,535	3.30
Commercial	313,775	33.84	228,688	29.59
Construction	23,895	2.58	16,559	2.14
Total real estate	783,239	84.47	636,489	82.34
Commercial business	115,321	12.43	111,154	14.38
Consumer	28,702	3.10	25,372	3.28
Total loans	927,262	100.00%	773,015	100.00%
Allowance for loan losses	(10,346)		(9,671)
Discount on purchased loans	(4,964)		(340)
Deferred loan costs, net	2,345		2,343
Loans, net	$914,297		$765,347
Securities Available for Sale. Total securities available for sale increased by $3.7 million to $445.0 million at March 31, 2014 from $441.3 million at December 31, 2013. Individual categories of securities had only minor changes from the end of 2013. Securities purchases during the first quarter of 2014 of approximately $60 million were offset by a like amount of sales, paydowns and maturities. Unrealized gains on available for sale securities increased $3.6 million during the first quarter of 2014.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

	At March 31, 2014		At December 31, 2013

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$125,096	$122,637	$131,781	$128,202
U.S. government and government-sponsored enterprise obligations	13,268	13,262	13,985	13,957
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	66,080	66,350	67,787	67,493
Other mortgage and asset-backed securities:
Private label commercial mortgage-backed securities	23,710	23,584	22,828	22,674
Private label residential mortgage-backed securities.	2,913	3,461	3,021	3,383
SBA asset-backed securities	9,581	9,317	9,787	9,394
Other asset-backed securities	9,788	9,809	10,974	11,022
Total other mortgage and asset-backed securities	45,992	46,171	46,610	46,473
Other bonds and obligations:
State and political subdivisions	21,524	21,795	15,628	15,739
Financial services:
Banks	14,578	15,442	12,535	13,350
Diversified financials	13,624	14,157	14,023	14,528
Insurance and REITs	14,605	14,890	15,635	15,793
Total financial services	42,807	44,489	42,193	43,671
Other corporate:
Industrials	32,813	33,579	32,920	33,450
Utilities	15,134	15,404	12,000	12,086
Total other corporate	47,947	48,983	44,920	45,536
Total debt securities	362,714	$363,687	362,904	$361,071
Marketable equity securities:
Mutual funds:
Global	5,000	5,587	5,000	5,540
Domestic community	3,216	3,238	3,216	3,221
Global asset allocation	32,956	37,637	32,956	37,124
Diversified bonds	34,603	34,810	34,392	34,350
Total marketable equity securities	75,775	81,272	75,564	80,235
Total securities available for sale	$438,489	$444,959	$438,468	$441,306
We only purchase investment grade debt securities. The private label commercial mortgage-backed securities investments are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, are investment grade, and are supported by automobile financing, student loans, credit card receivables and equipment financings.

At March 31, 2014, we had no investments in a single company or entity, other than the U.S. Treasury or Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents increased by $6.9 million, or 17.1%, to $47.2 million at March 31, 2014 from $40.3 million at December 31, 2013. We used approximately $151.6 million of cash and cash equivalents received in the Nantucket Branch Acquisition to repay brokered deposits and short-term borrowings during the three months ended March 31, 2014.
Bank-Owned Life Insurance. Our investment in bank-owned life insurance changed only slightly during the first quarter of 2014 as a result of current period earnings. At March 31, 2014, our investment was $30.1 million, compared to $29.8 million at December 31, 2013.

Goodwill and Core Deposit Intangible. At March 31, 2014, goodwill and core deposit intangible assets totaled $14.9 million compared to none at December 31, 2013. The entire balance at March 31, 2014 relates to the Nantucket Branch Acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill related to the recording of acquired assets and liabilities at fair value. Although we believe the purchase price allocation is substantially complete, further adjustment may be required as additional information is obtained.
Deposits. Total deposits increased by $201.5 million, or 22.0%, to $1.1 billion at March 31, 2014 from $915.2 million at December 31, 2013. The increase in total deposits was primarily due to the $274.6 million of deposits assumed in the Nantucket Branch Acquisition in January 2014. Approximately 10% of the deposits assumed in the Nantucket Branch Acquisition were certificates of deposit and the remainder were demand, savings and money market deposits. The level of deposits obtained in the Nantucket Branch Acquisition was slightly higher at March 31, 2014 than on the January 18, 2014 acquisition date. The increase in total deposits related to the Nantucket Branch Acquisition was partially offset by the repayment of $70.9 million of brokered deposits as well as the execution of our strategy during the first quarter of 2014 to lower our reliance on certificates of deposits and other higher yielding deposits.
Borrowings. Total borrowings decreased from $215.0 million at December 31, 2013 to $195.0 million at March 31, 2014. The $20.0 million decline reflects the use of cash acquired in the Nantucket Branch Acquisition to repay approximately $110.7 million of short-term borrowings, partially offset by new borrowings in the first quarter of 2014 to fund loan growth and offset higher yielding deposit outflow. At March 31, 2014, short-term borrowings, consisted of advances from the Federal Home Loan Bank of Boston, were $150 million, compared to $170 million at December 31, 2013. Long-term borrowings, consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2014 through 2018, remained unchanged during the three months ended March 31, 2014.
Equity. Total equity increased $1.5 million, or 0.9%, to $173.2 million at March 31, 2014 from $171.5 million at December 31, 2013. The increase was mainly attributable to an increase in net unrealized gains on securities available for sale, partially offset by the net loss recorded in the first quarter of 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013
General. We recorded a net loss of $399,000 for the three months ended March 31, 2014 compared to net income of $1.5 million for the first three months of 2013. The decline from the first quarter of 2013 was mainly due to a $3.7 million, or 87.4%, decrease in realized securities gains and a $2.8 million, or 37.3%, increase in noninterest expense, partially offset by a $3.3 million, or 62.4%, increase in net interest income.

Average Balances and Yields
The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No tax equivalent yield adjustments have been made as the effect of such adjustments would not be material.

	For the Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost

Interest-earning assets:
Total loans	$880,754	$8,051	3.71%	$502,380	$4,864	3.93%
Securities	443,084	2,066	1.89	532,439	2,454	1.87
Other interest earning assets (1)	46,176	52	0.46	63,647	30	0.19
Total interest-earning assets	1,370,014	10,169	3.01	1,098,466	7,348	2.71
Non-interest-earning assets	71,684			60,161
Total assets	$1,441,698			$1,158,627
Interest-bearing liabilities:
NOW accounts	$114,927	$21	0.07%	63,398	$17	0.11%
Regular savings accounts	350,377	354	0.41	327,779	679	0.84
Money market accounts	170,283	209	0.50	83,900	161	0.78
Certificates of deposit	355,463	767	0.88	332,824	955	1.16
Total interest-bearing deposits	991,050	1,351	0.55	807,901	1,812	0.91
Borrowings	165,333	304	0.75	128,426	292	0.92
Total interest-bearing liabilities	1,156,383	1,655	0.58	936,327	2,104	0.91
Non-interest-bearing deposits	96,193			25,180
Other non-interest-bearing liabilities	15,682			19,092
Total liabilities	1,268,258			980,599
Equity	173,440			178,028
Total liabilities and equity	$1,441,698			$1,158,627
Net interest and dividend income		$8,514			$5,244
Net interest rate spread (2)			2.43%			1.80%
Net interest-earning assets (3)	$213,631			$162,139
Net interest margin (4)			2.52%			1.94%
Average interest-earning assets to interest-bearing liabilities	118.47%			117.32%
Total deposits yield			0.50%			0.88%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest and dividend income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Quarter Ended March 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$3,442	$(255)	$3,187
Securities	(417)	29	(388)
Other	(5)	27	22
Total interest-earning assets	$3,020	$(199)	$2,821
Interest-bearing liabilities:
NOW and Demand accounts	$6	$(2)	$4
Savings accounts	51	(376)	(325)
Money market accounts	74	(26)	48
Certificates of Deposit	71	(259)	(188)
Total interest-bearing deposits	202	(663)	(461)
Borrowings	36	(24)	12
Total interest-bearing liabilities	$238	$(687)	$(449)
Change in net interest and dividend income	$2,782	$488	$3,270

Net Interest and Dividend Income. Net interest income increased $3.3 million, or 62.4%, to $8.5 million for the three months ended March 31, 2014 from $5.2 million for the three months ended March 31, 2013. Net average interest-earning assets increased by $51.5 million, or 31.8%, to $213.6 million in the first quarter of 2014 from $162.1 million in the first quarter of 2013, while the net interest rate spread increased 63 basis points to 2.43% for the three months ended March 31, 2014, compared to 1.80% for the three months ended March 31, 2013. Our net interest margin improved 58 basis points to 2.52% for the three months ended March 31, 2014, compared to 1.94% for the three months ended March 31, 2013. Accretion related to Nantucket purchased loan and certificates of deposit amounted to $190,000 for the three months ended March 31, 2014 and contributed 6 basis points to net interest margin.

Interest and Dividend Income. Interest and dividend income increased $2.8 million, or 38.4%, to $10.2 million for the three months ended March 31, 2014 from $7.3 million for the three months ended March 31, 2013.

Interest and fees on loans grew $3.2 million, or 65.5%, to $8.1 million in the three months ended March 31, 2014 from $4.9 million in the first three months of 2013 reflecting a $378.4 million, or 75.3%, growth in average loans from a year ago driven by organic loan growth as well as loans obtained in the Nantucket Branch Acquisition. The impact on interest income from higher loan levels was partially offset by a decline in loan yield to 3.71% for the three months ended March 31, 2014 from 3.93% for the three months ended March 31, 2013. The decline in loan yield is mainly due to the higher contribution of short-term LIBOR based commercial loans and competitive pricing pressures. These factors were partially offset by the yield on loans obtained in the Nantucket Bank Acquisition which was higher than that of the existing portfolio. The accretion of the discount on the purchased loans in Nantucket contributed 6 basis points to the yield for the period ending March 31, 2014.

The higher level of interest income on loans was slightly offset by a $388,000, or 15.8%, decline in interest on securities. The average balance of investment securities declined $89.4 million, or 16.8%, to $443.1 million for the three months ended March 31, 2014 from $532.4 million for the three months ended March 31, 2013. This reflects our strategy to change the composition of the balance sheet by increasing our loan portfolio, funded partially through the sale of securities, maturing securities and securities prepayments. The yield on securities was relatively stable at 1.89% in the first quarter of 2014 as compared to 1.87% in the first quarter of 2013.

Interest Expense. Interest expense decreased $449,000, or 21.3%, to $1.7 million for the three months ended March 31, 2014 from $2.1 million for the three months ended March 31, 2013.

The decrease in interest expense was almost entirely driven by a $461,000, or 25.4%, decline in interest expense on deposits. While the average balance of interest bearing deposits increased $183.2 million, or 22.7%, to $991.1 million in the first quarter of 2014 from $807.9 million in the first quarter of 2013, the yield on interest bearing deposits declined to 0.55% in the first quarter of 2014 from 0.91% in the first quarter of 2013. This reflects our strategy of changing the composition of our deposits to reduce the overall composite rate paid on deposits. The Nantucket Branch Acquisition was consistent with this goal as the deposits we obtained in that acquisition had a composite rate of 0.34% on the acquisition date. The accretion of the fair value adjustment on the certificates of deposits in Nantucket reduced the yield on consolidated interest-bearing deposits by 2 basis points for the three months ended March 31, 2014.

Interest expense on borrowings increased $12,000, or 4.1%, to $304,000 for the three months ended March 31, 2014 from $292,000 for the three months ended March 31, 2013. This was driven by a $36.9 million, or 28.7%, increase in average borrowings as funding, in excess of the growth of deposits, was needed to support loan growth. The increase in interest expense caused by the higher average balance was partially offset by a 17 basis point decline in yield to 0.75% for the first three months of 2014 from 0.92% for the first three months of 2013.

Provision for Loan Losses. We recorded provisions for loan losses of $714,000 for the three months ended March 31, 2014 and $864,000 for the three months ended March 31, 2013. The provisions in both quarters reflect management’s assessment of the risks inherent in our loan portfolio. The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2014 compared to 1.26% at March 31, 2013. The loans obtained in the Nantucket Branch Acquisition during the first quarter of 2014 were recorded at an estimated fair value of $97.5 million and, as a result, there was no associated allowance for loan losses established which resulted in an overall lower allowance coverage ratio. The $4.7 million fair valuation adjustment to the loans acquired in the Nantucket Branch Acquisition included both an interest rate component and a credit adjustment for estimated losses.  The unallocated component of the reserve is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Given the significant overall level of growth in the Company’s loan portfolio in new loan segments, during the three months ended March 31, 2013, the Company increased the unallocated component of the allowance in recognizing the increased uncertainty within the general reserves for these new segments.

Noninterest Income. Noninterest income decreased $3.8 million, or 70.1%, to $1.6 million for the three months ended March 31, 2014 compared to $5.4 million for the three months ended March 31, 2013. The decline was driven almost entirely by a $3.7 million, or 87.4%, decrease in gains on sales of securities. In addition, declines in gains on sales of loans and trading assets were partially offset by a higher level of deposit account fees and interchange and ATM fees, in part, to pricing changes and the Nantucket Branch Acquisition. During the first quarter of 2014, we realized net gain of $541,000 on the sales of securities.

Noninterest Expense. Noninterest expense increased $2.8 million, or 37.3%, to $10.3 million for the three months ended March 31, 2014 from $7.5 million for the three months ended March 31, 2013. Of the $2.8 million increase in noninterest expense, $775,000 related to one-time costs associated with the Nantucket Branch Acquisition, approximately $800,000 related to the operating expenses of the Nantucket operations incurred during the first quarter of 2014 since the January 18, 2014 acquisition date, $488,000 related to incremental organizational costs associated with the proposed mutual-to-stock conversion of Hyde Park Bancorp, MHC, and $352,000 related to the amortization of intangible assets associated with the Nantucket Branch Acquisition. Excluding these items, noninterest expense increased approximately $400,000 in the first quarter of 2014 compared to the first quarter of 2013. This increase in noninterest expense mainly resulted from the higher cost associated with the Bank becoming a diversified community bank in accordance with the Bank’s strategic plan. These costs related to a continued expansion of the management team and other infrastructure to meet the needs associated with our current business plan. On a full time equivalent basis, total employees were 200 at March 31, 2014 compared to 143 at March 31, 2013. Of the 57 employee increase from a year ago, 43 related to the Nantucket Branch Acquisition. In addition to the increase in the number of employees, the profile of our employee population has continued to evolve towards a higher proportion of employees with significant industry experience and this contributed to an increase in salaries expense. Benefits expense also increased from a year ago due to a combination of an increase in employees and the growing costs of providing certain benefits such as health insurance.

Income Tax Provision. We recorded a tax benefit of $428,000 for the three months ended March 31, 2014 on a pre-tax loss of $827,000 for an effective tax rate of 51.8%. This compares to a tax expense of $818,000 for the first three months of 2013 on pre-tax income $2.4 million for an effective tax rate of 34.8%. The change in the effective tax rate is due to current period net loss as the Company’s tax exempt income resulted in an increase in the effective tax rate.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2014
Real estate loans and lines:
One- to four-family residential	2	$608	8	$981	10	$1,589
Home equity	—	—	1	540	1	540
Total real estate loans and lines	2	608	9	1,521	11	2,129
Consumer loans	1	18	2	11	3	29
Total loans	3	$626	11	$1,532	14	$2,158
At December 31, 2013
Real estate loans and lines:
One- to four-family	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	2	$196	7	$864	9	$1,060

Total loans 60 or more days past due increased $1.1 million, or 104%, to $2.2 million at March 31, 2014 from $1.1 million at December 31, 2013, reflecting an increase of $668,000 in loans 90 days or more past due and an increase of $430,000 in loans 60 to 89 days past due. Delinquent loans at March 31, 2014 included $568,000 of loans acquired in the Nantucket Branch Acquisition, including $18,000 that were 60 to 89 days or more past due, and $550,000 that were 90 days or more past due.
Non-performing Assets. The following table provides information with respect to our non-performing assets at the dates indicated. We had no other real estate owned at March 31, 2014 and December 31, 2013.

	At March 31, 2014	At December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
One- to four-family	$2,736	$1,706
Home equity loans and lines	558	36
Commercial business	553	—
Consumer	10	—
Total non-accrual loans	3,857	1,742
Performing troubled debt restructurings	275	279
Total non-performing assets	$4,132	$2,021
Ratios:
Non-accrual loans to total loans	0.42%	0.23%
Non-performing assets to total assets	0.28%	0.13%
Non-performing assets increased to $4.1 million, or 0.28% of total assets, at March 31, 2014 from $2.0 million, or 0.15% of total assets, at December 31, 2013.   Non-performing assets at March 31, 2014 included $1.1 million of assets acquired in the Nantucket Branch Acquisition, mainly home equity and commercial business loans. There was also an increase in one-to-four family nonaccrual loans unrelated to the Nantucket Branch Acquisition.

The following table sets forth our amounts of classified loans, loans designated as special mention and criticized loans (classified loans and loans designated as special mention) as of the dates indicated.

	At March 31, 2014	At December 31, 2013
	(In thousands)
Classified loans:
Substandard	$2,560	$1,707
Doubtful	693	693
Loss	—	—
Total classified loans	3,253	2,400
Special mention	13,302	2,819
Total criticized loans	$16,555	$5,219

Assets that do not expose us to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve our close attention, are designated as special mention. As of March 31, 2014, we had $13.3 (net of purchase discounts) million of assets designated as special mention compared to $2.8 million at December 31, 2013.

The increase in special mention loans from December 31, 2013 is mainly due to two credits for which we received updated financial information during the quarter that warrant closer monitoring. At March 31, 2014, we have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$9,671	$5,550
Charge-offs:
Real estate:
One- to four-family	(18)	(93)
Consumer loans	(21)	(7)
Total charge-offs	(39)	(100)
Recoveries:
Real estate:
One- to four-family	—	80
Total recoveries	—	80
Net (charge-offs) recoveries	(39)	(20)
Provision for loan losses	714	864
Balance at end of period	$10,346	$6,394
Ratios:
Net charge-offs to average loans outstanding	—%	—%
Allowance for loan losses to non-accrual loans at end of period	2.68	3.71
Allowance for loan losses to total loans at end of period(1)	1.12	1.26

(1)	Total loans does not include deferred costs or discounts.

The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2014 compared to 1.26% at March 31, 2013. The $102.2 million of loans obtained in the Nantucket Branch Acquisition during the first quarter of 2014 were recorded at an estimated fair value of $97.5 million and, as a result, there was no associated allowance for loan losses established at the January 18, 2014 closing. The $4.7 million fair valuation adjustment to the loans acquired in the Nantucket Branch Acquisition included both an interest rate component and a credit adjustment for estimated losses.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At March 31, 2014		At December 31, 2013
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$2,887	41.14%	$2,835	47.31%
Home equity	268	6.91	247	3.30
Commercial	2,928	33.84	2,608	29.59
Construction	414	2.58	303	2.14
Commercial business loans	2,589	12.43	2,416	14.38
Consumer loans	602	3.10	574	3.28
Total allocated allowance	9,688	100.00%	8,983	100.00%
Unallocated	658		688
Total	$10,346		$9,671

Management of Market Risk

Net Interest Income Analysis.  Income simulation is the primary tool for measuring the interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate ramp and shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
As of March 31, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	-2.47%
-100	0.50%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.
The table above indicates that at March 31, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.47% decrease in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.50% increase in net interest income.  The Nantucket Branch Acquisition impacted our net interest income sensitivity due to the addition of core deposits which reduces liability sensitivity. For additional discussion of the Nantucket Branch Acquisition, see Note 3 to the condensed financial statements included herein and Blue Hill Bancorp, Inc.’s prospectus dated May 14, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Nantucket Branch Acquisition.”

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2014 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 8.8% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 4.4% decrease in the economic value of our equity. The Nantucket Branch Acquisition, as discussed in Blue Hill Bancorp, Inc.’s prospectus dated May 14, 2014, as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014, under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Nantucket Branch Acquisition”, impacted the economic value of equity analysis primarily due to the addition of non-rate sensitive core deposits. The impact on our economic value of equity under all scenarios discussed above are within policy guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At March 31, 2014, we had $195.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding. At that date we had the ability to borrow up to an additional $91.0 million from the FHLBB. At March 31, 2014, we had $33.0 million in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at March 31, 2014.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2014, cash and cash equivalents totaled $47.2 million.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced a net increase in deposits of $201.5 million for the three months ended March 31, 2014, largely in relation to the Nantucket Branch Acquisition. Brokered deposits decreased by $70.9 million during the three months ended March 31, 2014, partially as a result of the use of cash obtained in the Nantucket Branch Acquisition to repay brokered deposits. At March 31, 2014, brokered deposits totaled $20.7 million. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net decrease in borrowings of $20.0 million for the three months ended March 31, 2014, largely as a result of the use of cash obtained in the Nantucket Branch Acquisition to reduce borrowings, partially offset by funding increase to support loan growth.

At March 31, 2014, we had $59.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $82.0 million in unused lines of credit to borrowers and letters of credit and $16.6 million in undisbursed construction loans. Certificates of deposit due within one year of March 31, 2014 totaled $193.3 million, or 17.3%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of March 31, 2014 totaled $183.3 million, or 16.7%, of total deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2014, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration by a former employee alleging retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The complaint, which was filed by a former employee terminated by Blue Hills Bank in October 2013, requests reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp and Blue Hills Bank believe the allegations in the complaint are completely without merit and intend to vigorously defend this action and any other action instituted by the employee. We formally replied to the U.S. Department of Labor’s Occupational Safety and Health Administration on June 2, 2014.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the Company’s prospectus dated May 14, 2014 (“the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on May 23, 2014, under the heading “Risk Factors.” The Company’s evaluation of its risk factors has not changed materially since those discussed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2	Amended Plan of Conversion*

3.1	Articles of Incorporation of Blue Hills Bancorp, Inc.*

3.2	Bylaws of Blue Hills Bancorp, Inc.*

4	Form of Common Stock Certificate of Blue Hills Bancorp, Inc.*

10.1	Amended and Restated Employment Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills Bank and William M. Parent*

10.2	Form of Two-Year Change in Control Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills and certain executive officers*

10.3	Amended and Restated Blue Hills Bank Supplemental Executive Retirement Plan*

10.4	Amended and Restated Blue Hills Bank Director Supplemental Executive Retirement Plan*

10.5	Blue Hills Bank Phantom Stock Plan*

10.6	Blue Hills Bank Amendment One to the Phantom Stock Plan*

10.7	Form of Blue Hills Bank Employee Stock Ownership Plan*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Incorporated by reference to Blue Hills Bancorp, Inc.’s Registration Statement on Form S-1 (file no. 333-194486), initially filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: , 2014
William M. Parent
President and Chief Executive Officer

Date: , 2014
Jim Kivlehan
Executive Vice President and Chief Financial Officer