Form 10-Q/A
period 2014-03-31
Blue Hills Bancorp, Inc.
filed 2014-07-01
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Blue Hills Bancorp, Inc. for the quarterly period ended March 31, 2014 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on June 26, 2014, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).
This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements.

* Incorporated by reference to Blue Hills Bancorp, Inc.’s Registration Statement on Form S-1 (file no. 333-194486), initially filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: July 1, 2014	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: July 1, 2014	/s/ Jim Kivlehan
Jim Kivlehan
Executive Vice President and Chief Financial Officer