Form 10-Q
period 2014-06-30
Blue Hills Bancorp, Inc.
filed 2014-08-08
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to _______________

Commission File No. 001-36551

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
YES [   ]     NO [X]
As of August 8, 2014, there were 28,466,813 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	3
	Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)	3
	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2014 and 2013 (unaudited)	5
	Consolidated Statements of Changes in Equity for the Six Months Ended June 30, 2014 and 2013 (unaudited)	6
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)	7
	Notes to the Consolidated Financial Statements (unaudited)	9
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.
	Controls and Procedures	44

	Part II. Other Information
Item 1.
	Legal Proceedings	44
Item 1A.
	Risk Factors	44
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.
	Defaults upon Senior Securities	44
Item 4.
	Mine Safety Disclosures	44
Item 5.
	Other Information	44
Item 6.
	Exhibits	45

	Signature Page

EXPLANATORY NOTE

Blue Hills Bancorp, Inc., a Maryland corporation, was formed on February 27, 2014 to serve as the stock holding company for Blue Hills Bank as part of the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Massachusetts chartered mutual holding company of Blue Hills Bank. As of June 30, 2014, the conversion had not been completed, and, as of that date, Blue Hills Bancorp, Inc. had no assets or liabilities, and had not conducted any business other than that of an organizational nature. Accordingly, financial and other information of Hyde Park Bancorp, MHC on a consolidated basis is included in this Quarterly Report.

PART 1. FINANCIAL INFORMATION
Item 1. Interim Financial Statements - unaudited

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Balance Sheets
(unaudited)

	June 30, 2014	December 31, 2013
	(In thousands)
Assets
Cash and due from banks	$15,308	$8,151
Short-term investments	281,618	32,165
Total cash and cash equivalents	296,926	40,316
Trading assets	—	750
Securities available for sale, at fair value	417,581	441,306
Federal Home Loan Bank stock, at cost	11,702	10,766
Loans held for sale	22,398	775
Loans, net of allowance for loan losses of $11,292,000 at June 30, 2014 and $9,671,000 at December 31, 2013	990,353	764,572
Premises and equipment, net	18,209	7,478
Accrued interest receivable	4,127	4,290
Goodwill	9,182	—
Core deposit intangible	5,179	—
Net deferred tax asset	1,020	2,831
Bank-owned life insurance	30,326	29,831
Other assets	16,102	11,372
	$1,823,105	$1,314,287
Liabilities and Equity
Deposits:
Non-interest bearing	$108,252	$43,471
Interest bearing	1,043,016	871,752
Total deposits	1,151,268	915,223
Stock subscriptions	283,958	—
Short-term borrowings	160,000	170,000
Long-term debt	35,000	45,000
Accrued expenses and other liabilities	16,724	12,530
Total liabilities	1,646,950	1,142,753
Commitments and contingencies
Equity:
Preferred stock, Series A, $1.00 par value, $1,000 liquidation value (50,000 shares authorized; 18,724 issued and outstanding at June 30, 2014 and December 31, 2013)	18,724	18,724
Retained earnings	149,959	150,345
Accumulated other comprehensive income	7,472	2,465
Total equity	176,155	171,534
	$1,823,105	$1,314,287
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$9,399	$4,894	$17,450	$9,758
Interest on securities	2,003	2,455	3,940	4,744
Dividends	119	475	284	649
Other	30	26	46	47
Total interest and dividend income	11,551	7,850	21,720	15,198
Interest expense:
Interest on deposits	1,348	1,827	2,699	3,639
Interest on borrowings	326	266	630	558
Total interest expense	1,674	2,093	3,329	4,197
Net interest and dividend income	9,877	5,757	18,391	11,001
Provision for loan losses	959	1,092	1,673	1,956
Net interest income, after provision for loan losses	8,918	4,665	16,718	9,045
Noninterest income:
Deposit account fees	343	134	633	267
Interchange and ATM fees	371	210	657	398
Mortgage banking	75	367	143	581
Gain on sale of jumbo residential loans	—	618	—	618
Loan level derivative income	57	182	207	270
Gains on sales of securities available for sale, net	1,191	86	1,732	4,376
Gains on trading assets, net	—	107	25	278
Bank-owned life insurance	246	1,714	495	1,987
Miscellaneous	27	247	47	332
Total noninterest income	2,310	3,665	3,939	9,107
Noninterest expense:
Salaries and employee benefits	5,212	3,870	10,341	7,794
Occupancy and equipment	1,298	945	2,899	1,938
Data processing	701	399	1,306	823
Professional fees	1,123	712	2,282	1,350
Advertising	658	654	959	1,212
FDIC deposit insurance	196	128	375	296
Directors’ fees	156	120	306	250
Amortization of core deposit intangible	509	—	862	—
Other general and administrative	809	794	1,588	1,430
Total noninterest expense	10,662	7,622	20,918	15,093
Income (loss) before income taxes	566	708	(261)	3,059
Provision (benefit) for income taxes	137	(421)	(292)	397
Net income	$429	$1,129	$31	$2,662
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$429	$1,129	$31	$2,662
Other comprehensive income (loss):
Securities available for sale:
Unrealized holding gains (losses)	5,583	(13,276)	9,756	(9,701)
Reclassification adjustment for net gains realized in net income (1)	(1,191)	(86)	(1,732)	(4,376)
Net unrealized gain (loss)	4,392	(13,362)	8,024	(14,077)
Tax effect	(1,620)	4,948	(3,017)	5,227
Other comprehensive income (loss)	2,772	(8,414)	5,007	(8,850)
Comprehensive income (loss)	$3,201	$(7,285)	$5,038	$(6,188)
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net, in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended June 30, 2014 and 2013 was approximately $440,000 and $26,000, respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2014 and 2013 was approximately $639,000 and $1,521,000, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary
Consolidated Statements of Changes in Equity
For the Six Months Ended June 30, 2014 and 2013 (unaudited)

	Preferred Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance at December 31, 2012	$18,724	$148,211	$10,003	$176,938
Comprehensive income (loss)	—	2,662	(8,850)	(6,188)
Preferred stock dividends declared	—	(318)	—	(318)
Balance at June 30, 2013	18,724	150,555	1,153	170,432

Balance at December 31, 2013	18,724	150,345	2,465	171,534
Comprehensive income	—	31	5,007	5,038
Preferred stock dividends declared	—	(417)	—	(417)
Balance at June 30, 2014	$18,724	$149,959	$7,472	$176,155

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Hyde Park Bancorp, MHC and Subsidiary Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$31	$2,662
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	1,673	1,956
Net amortization of securities available for sale	906	1,146
Gains on sales of securities available for sale, net	(1,732)	(4,376)
Proceeds from sale of loans	3,765	18,680
Loans originated for sale	(3,660)	(19,021)
Gains on sale of loans, net	(105)	(568)
Gain on sale of jumbo residential loans	—	(618)
Net amortization of deferred loan origination costs and discounts	507	272
Depreciation and amortization	712	679
Amortization of core deposit intangible	862	—
Bank-owned life insurance income	(495)	(1,987)
Deferred tax benefit	(747)	(853)
Net change in:
Trading assets	750	8,873
Accrued interest receivable	467	1,549
Other assets	(5,189)	(11,470)
Accrued expenses and other liabilities	3,453	4,956
Net cash provided by (used in) operating activities	1,198	1,880
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(129,082)	(158,247)
Sales	143,608	140,173
Maturities/calls	6,882	1,183
Principal paydowns	11,167	29,258
Loan (originations) net of paydowns	(89,973)	(12,009)
Purchases of loans	(62,145)	(95,609)
Proceeds from portfolio loan sales	—	27,406
Net purchases of premises and equipment	(681)	(580)
Purchases of FHLBB stock	(936)	—
Redemption of FHLBB stock	—	384
Proceeds from bank-owned life insurance	—	5,720
Cash provided by business combination, net of purchase price	151,587	—
Net cash provided by (used in) investing activities	30,427	(62,321)
(continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	Six Months Ended
	June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	(28,138)	46,044
Net change in brokered deposits	(10,418)	3,705
Net change in short-term borrowings	(10,000)	(24,424)
Net change in long-term borrowings	(10,000)	—
Stock subscriptions received	283,958	—
Preferred stock dividends paid	(417)	(318)
Net cash provided by financing activities	224,985	25,007
Net change in cash and cash equivalents	256,610	(35,434)
Cash and cash equivalents at beginning of year	40,316	73,819
Cash and cash equivalents at end of year	$296,926	$38,385
Supplementary information:
Interest paid	$1,652	$2,101
Income taxes paid, net of refunds	82	1,932
Preferred stock dividends declared	417	318
Fair value of non-cash assets acquired	123,755	—
Fair value of liabilities assumed	275,342	—
Portfolio loans transfered to loans held for sale designation	22,398
The accompanying notes are an integral part of these unaudited consolidated financial statements.

HYDE PARK BANCORP, MHC AND SUBISDIARY
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - PLAN OF CONVERSION

Hyde Park Bancorp, MHC adopted a plan of conversion (the “Plan of Conversion”) on March 6, 2014, as amended on May 5, 2014, pursuant to which Blue Hills Bank (the “Bank”) converted from the mutual holding company to the stock holding company form of organization on July 21, 2014. In connection with the conversion, the Bank became a wholly owned subsidiary of Blue Hills Bancorp, Inc., a Maryland corporation (the “Company”), and the Company sold 27,772,500 shares of its common stock, representing the adjusted maximum of the offering range, at $10.00 per share, for gross offering proceeds of approximately $277,725,000, including the sale of 2,277,345 shares to the employee stock ownership plan (“ESOP”). The purchase of common stock by the ESOP was financed by a loan from Blue Hills Funding Corporation, a subsidiary of the Company. Upon the completion of the conversion, Hyde Park Bancorp, MHC and the Bank’s former Massachusetts chartered mid-tier holding company, Hyde Park Bancorp, Inc., ceased to exist.
The direct costs of the Company’s stock offering are being deferred and deducted from the proceeds of the offering. At June 30, 2014, total deferred costs of $777,000 were included in other assets in the consolidated balance sheet. Through June 30, 2014, the Company had incurred approximately $818,000 of incremental organizational conversion costs that were charged to operations and included in noninterest expense in the consolidated statements of operations.

In connection with the plan of conversion, the Company established the Blue Hills Bank Foundation (the “Foundation”). The Foundation was funded with $7.0 million, including 694,313 shares of the Company’s common stock and $57,000 in cash, which was recorded as an expense by the Company in July 2014. The Company anticipates the contribution will be deductible for federal income tax purposes.
At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts are maintained for the benefit of eligible holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of Hyde Park Bancorp, MHC and its wholly-owned subsidiary Hyde Park Bancorp, Inc. (the mid-tier “Subsidiary”). The Subsidiary owns 100% of Blue Hills Bank. The Bank has two wholly-owned subsidiaries, HP Security Corporation and 1196 Corporation. HP Security Corporation is a Massachusetts security corporation and 1196 Corporation holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's filing on Form S-1 which included the years ended December 31, 2013, 2012 and 2011. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.

Reclassification
Certain amounts in the December 31, 2013 consolidated financial statements have been reclassified to conform to current presentation.

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
Consumer - Loans in this segment primarily include used auto loans. A significant portion of the used auto loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio has generated minimal charge-offs, the provisions for loan losses reflect management’s estimate of inherent losses based on a review of regional and national historical losses of other institutions with similar portfolios
Commercial business - Loans in this segment are generally secured by business assets, including accounts receivable, inventory, real estate and intangible assets. Strict underwriting standards include considerations of the borrower’s ability to support the debt service requirements from the underlying historical and projected cash flows of the business, collateral values, the borrower’s credit history and the ultimate collectability of the debt. Economic conditions, real estate values, commodity prices, unemployment trends and other factors will affect the credit quality of loans in these segments.
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

NOTE 3 - ACQUISITION
On January 18, 2014, the Company completed the acquisition of Nantucket Bank (the "Nantucket Bank" acquisition), previously a division of Santander Bank, N.A., formerly Sovereign Bank, N.A. The acquisition included three branches and a commercial lending team in Nantucket that operate under the name Nantucket Bank, a division of Blue Hills Bank, at a purchase price of $10.3 million. The Bank assumed all of the deposits of Nantucket Bank, and acquired cash, selected local commercial loans, home equity loans and lines of credit, and real property. The goodwill resulting from the transaction is expected to be fully deductible for tax purposes. The Nantucket Bank acquisition assisted in the implementation of the Company's business strategy as it added a strong local market share of core deposits and reduced the Company's dependence on wholesale funding and brokered deposits to fund loan growth. The acquisition provided $151.6 million in cash, net of the purchase price, the majority of which has been used to pay down Federal Home Loan Bank advances and brokered deposits. The transaction also changed the interest rate sensitivity of the Bank through the addition of core deposits.
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $149,000 and $947,000 during the three and six months ended June 30, 2014, respectively. There were no acquisition expenses during the three and six months ended June 30, 2013. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall accretable discount on the loans acquired in this transaction was approximately $4.8 million primarily related to considerations for market interest rates, as well as estimated credit losses. For the three and six months ended June 30, 2014 the Company recorded approximately $722,000 and $855,000, respectively, of interest income attributable to the accretion of the discount on these acquired loans since the acquisition date.
Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources. Amortization of the core deposit intangible of $509,000 and $862,000 was recorded during three and six month periods ending June 30, 2014.
Premises and Equipment
The fair value of Nantucket Bank premises, including land, buildings and improvements, was determined based upon appraisal from third party appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate. The estimated fair value adjustment of the certificates of deposits amounted to $137,000. Accretion of certificates of deposit fair value adjustments of $57,000 and $114,000 was recorded during the three and six month periods ending June 30, 2014, respectively.

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

NOTE 5 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
Debt securities:
U.S. Treasury	$90,622	$276	$(1,319)	$89,579
Government-sponsored enterprises	13,318	58	(20)	13,356
Government-sponsored mortgage-backed and collateralized mortgage obligations	70,142	981	(313)	70,810
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	24,412	95	(119)	24,388
Privately issued residential mortgage-backed securities	4,841	527	(1)	5,367
SBA asset-backed securities	16,133	142	(163)	16,112
Other asset-backed securities	12,029	23	(6)	12,046
Total other mortgage- and asset-backed securities	57,415	787	(289)	57,913
State and political subdivisions	23,542	539	(14)	24,067
Foreign government backed securities	4,049	22	—	4,071
Financial services:
Banks	17,837	733	(17)	18,553
Diversified financials	14,008	589	(5)	14,592
Insurance and REITs	14,959	468	—	15,427
Total financial services	46,804	1,790	(22)	48,572
Other corporate:
Industrials	42,489	1,016	(38)	43,467
Utilities	17,166	519	—	17,685
Total other corporate	59,655	1,535	(38)	61,152
Total debt securities	365,547	5,988	(2,015)	369,520

Marketable equity securities:
Mutual funds:
Global equity	5,000	821	—	5,821
Domestic community	3,216	70	(5)	3,281
Global asset allocation	32,956	6,003	—	38,959
Total marketable equity securities	41,172	6,894	(5)	48,061
Total securities available for sale	$406,719	$12,882	$(2,020)	$417,581

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$131,781	$145	$(3,724)	$128,202
Government-sponsored enterprises	13,985	81	(109)	13,957
Government-sponsored mortgage-backed and collateralized mortgage obligations	67,787	778	(1,072)	67,493
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	22,828	127	(281)	22,674
Privately issued residential mortgage-backed securities	3,021	362	—	3,383
SBA asset-backed securities	9,787	—	(393)	9,394
Other asset-backed securities	10,974	57	(9)	11,022
Total other mortgage- and asset-backed securities	46,610	546	(683)	46,473
State and political subdivisions	15,628	218	(107)	15,739
Financial services:
Banks	12,535	889	(74)	13,350
Diversified financials	14,023	557	(52)	14,528
Insurance and REITs	15,635	250	(92)	15,793
Total financial services	42,193	1,696	(218)	43,671
Other corporate:
Industrials	32,920	842	(312)	33,450
Utilities	12,000	286	(200)	12,086
Total other corporate	44,920	1,128	(512)	45,536
Total debt securities	362,904	4,592	(6,425)	361,071

Marketable equity securities:
Mutual funds:
Global equity	5,000	540	—	5,540
Domestic community	3,216	48	(43)	3,221
Global asset allocation	32,956	4,168	—	37,124
Diversified bonds	34,392	71	(113)	34,350
Total marketable equity securities	75,564	4,827	(156)	80,235
Total securities available for sale	$438,468	$9,419	$(6,581)	$441,306

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2014 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$12,494	$12,544
After 1 year through 5 years	120,628	122,256
After 5 years through 10 years	92,352	93,142
After 10 years	12,516	12,855
	237,990	240,797
Mortgage- and asset-backed securities and collateralized mortgage obligations	127,557	128,723
	$365,547	$369,520
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

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2014
Debt securities:
U.S. Treasury	$(13)	$6,809	$(1,306)	$56,288
Government-sponsored enterprises	—	—	(20)	1,076
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	(313)	21,988
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(20)	6,041	(99)	8,939
Privately issued residential mortgage-backed securities	(1)	803	—	—
SBA asset-backed securities	—	—	(163)	4,210
Other asset-backed securities	(6)	3,260	—
Total other mortgage- and asset-backed securities	(27)	10,104	(262)	13,149
State and political subdivisions	(3)	989	(11)	687
Financial services:
Banks	—	—	(17)	680
Diversified financials	(5)	1,093	—	—
Total financial services	(5)	1,093	(17)	680
Other corporate:
Industrials	(25)	6,127	(13)	2,718
Total debt securities	(73)	25,122	(1,942)	96,586
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	461
Total marketable equity securities	—	—	(5)	461
Total temporarily impaired securities	$(73)	$25,122	$(1,947)	$97,047

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$(3,724)	$117,043	$—	$—
Government-sponsored enterprises	(109)	3,920	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(973)	37,265	(99)	3,341
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(130)	10,926	(151)	4,153
SBA asset-backed securities	(393)	8,499	—	—
Other asset-backed securities	(9)	7,809	—	—
Total other mortgage- and asset-backed securities	(532)	27,234	(151)	4,153
State and political subdivisions	(107)	5,904		—
Financial services:
Banks	(74)	1,773	—	—
Diversified financials	(52)	1,380	—	—
Insurance and REITs	(92)	5,466	—	—
Total financial services	(218)	8,619	—	—
Other corporate:
Industrials	(312)	10,947	—	—
Utilities	(200)	12,671	—	—
Total other corporate	(512)	23,618	—	—
Total debt securities	(6,175)	223,603	(250)	7,494
Marketable equity securities:
Mutual funds:
Domestic community	(30)	2,767	(13)	453
Diversified bonds	(109)	21,450	(4)	71
Total marketable equity securities	(139)	24,217	(17)	524
Total temporarily impaired securities	$(6,314)	$247,820	$(267)	$8,018
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At June 30, 2014, multiple debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by the U.S. Government or an agency thereof. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014.

At June 30, 2014, the Company had one mutual fund with unrealized losses of $5,000, or less than 1% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

NOTE 6 - LOANS AND THE ALLOWANCE FOR LOAN LOSS
A summary of the balances of loans follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Real estate:
1-4 family residential	$407,142	$364,932
Home equity	62,900	25,535
Commercial real estate	337,643	228,688
Construction	45,348	16,559
	853,033	635,714
Commercial business	120,481	111,154
Consumer	29,550	25,372
Total loans	1,003,064	772,240
Allowance for loan losses	(11,292)	(9,671)
Discount on purchased loans	(4,226)	(340)
Deferred loan costs and fees, net	2,807	2,343
Loans, net	$990,353	$764,572
Activity in the allowance for loan losses for the three and six months months ended June 30, 2014 and 2013 and allocation of the allowance to loan segments as of June 30, 2014 and December 31, 2013 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2014
Allowance at March 31, 2014	$2,887	$268	$2,928	$414	$2,589	$602	$658	$10,346
Provision for loan losses	201	37	314	285	66	56	—	959
Loans charged-off	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292

Three Months Ended June 30, 2013
Allowance at March 31, 2013	$2,548	$321	$1,653	$115	$476	$362	$919	$6,394
Provision (credit) for loan losses	(269)	8	279	78	1,025	54	(83)	1,092
Loans charged-off	(5)	—	—	—	—	(15)	—	(20)
Recoveries	156	—	—	—	—	—	—	156
Allowance at June 30, 2013	$2,430	$329	$1,932	$193	$1,501	$401	$836	$7,622

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	271	58	634	396	239	105	(30)	1,673
Loans charged-off	(18)	—	—	—	—	(34)	—	(52)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292

Six Months Ended June 30, 2013
Allowance at December 31, 2012	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550
Provision (credit) for loan losses	(433)	13	589	87	936	110	654	1,956
Loans charged-off	(98)	—	—	—	—	(22)	—	(120)
Recoveries	236	—	—	—	—	—	—	236
Allowance at June 30, 2013	$2,430	$329	$1,932	$193	$1,501	$401	$836	$7,622

Additional information pertaining to the allowance for loan losses at June 30, 2014 and December 31, 2013 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
June 30, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,088	305	3,242	699	2,655	645	658	11,292
Total allowance for loan losses	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292
Impaired loans	$4,202	$807	$—	$—	$—	$48	$—	$5,057
Non-impaired loans	402,940	62,093	337,643	45,348	120,481	29,502	—	998,007
Total loans	$407,142	$62,900	$337,643	$45,348	$120,481	$29,550	$—	$1,003,064
December 31, 2013
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,835	247	2,608	303	2,416	574	688	9,671
Total allowance for loan losses	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Impaired loans	$3,118	$36	—	$—	$—	$—	$—	$3,154
Non-impaired loans	361,814	25,499	228,688	16,559	111,154	25,372	—	769,086
Total loans	$364,932	$25,535	$228,688	$16,559	$111,154	$25,372	$—	$772,240

The following is a summary of past due and non-accrual loans, by loan class, at June 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2014
Real estate:
1-4 family residential	$2,359	$—	$1,131	$3,490	$3,647
Home equity	205	—	563	768	807
Consumer	10	18	—	28	48
Total	$2,574	$18	$1,694	$4,286	$4,502

December 31, 2013
Real estate:
1-4 family residential	$1,426	$196	$828	$2,450	$1,706
Home equity	—	—	36	36	36
Total	$1,426	$196	$864	$2,486	$1,742
There were no loans past due 90 days or more and still accruing at June 30, 2014 and December 31, 2013.

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,202	$4,994	$—
Home equity	807	1,066	—
Consumer	48	48	—
Total	$5,057	$6,108	$—

December 31, 2013
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$3,118	$3,893	$—
Consumer loans	36	36	—
Total	$3,154	$3,929	$—

The following tables set forth information regarding average balances and interest income recognized on impaired loans by segment, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30, 2014
Real estate:
1-4 family residential	$3,753	$49
Home equity	683	—
Commercial business	276	—
Consumer	29	—
Total	$4,741	$49

Three Months Ended June 30, 2013
Real estate:
1-4 family residential	$2,369	$39
Consumer	18	—
Total	$2,387	$39

	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2014
Real estate:
1-4 family residential	$3,241	$83
Home equity	455	4
Commercial business	184	4
Consumer	19	—
Total	$3,899	$91

Six Months Ended June 30, 2013
Real estate:
1-4 family residential	$2,171	$65
Consumer	12	1
Total	$2,183	$66

None of the loans acquired in the Nantucket Acquisition were deemed to be Purchased Credit Impaired ("PCI").
No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings recorded during the three and six months ended June 30, 2014 and 2013 and there were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2014 and 2013, for which default was within one year of the restructure date.
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
Loans rated 10 are considered "doubtful" and have all the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, highly questionable and improbable.
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
The following tables present the Company’s loans by risk rating at June 30, 2014 and December 31, 2013:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
June 30, 2014
Loans rated 1 - 6	$3,422	$518	$336,522	$45,348	$109,945	$123	$495,878
Loans rated 7	2,935	1,190	1,121	—	10,536	2	15,784
Loans rated 8 - 9	1,350	—	—	—	—	48	1,398
Loans rated 10	693	—	—	—	—	—	693
Loans not rated	398,742	61,192	—	—	—	29,377	489,311
	$407,142	$62,900	$337,643	$45,348	$120,481	$29,550	$1,003,064
December 31, 2013
Loans rated 1 - 6	$1,701	$4,610	$223,144	$15,246	$110,142	$—	$354,843
Loans rated 7	468	—	2,339	—	12	—	2,819
Loans rated 8 - 9	1,647	36	—	—	—	24	1,707
Loans rated 10	693	—	—	—	—	—	693
Loans not rated	360,423	20,889	3,205	1,313	1,000	25,348	412,178
	$364,932	$25,535	$228,688	$16,559	$111,154	$25,372	$772,240

NOTE 7 - INTEREST RATE SWAP AGREEMENTS
The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been generally limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets or accrued expenses and other liabilities as appropriate. Changes in the fair value of these agreements are recorded in miscellaneous income in the consolidated statements of operations.

The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2014 and December 31, 2013. The table below presents information about derivative financial instruments not designated as hedging instruments at June 30, 2014 and and December 31, 2013.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
June 30, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$184,973	$4,126	$184,973	$4,299
Other contracts	8,774	7	7,922	17
Total derivatives	$193,747	$4,133	$192,895	$4,316
December 31, 2013
Economic hedges:
Commercial loan level interest rate swap agreements	$171,747	$2,482	$171,747	$2,379
Other contracts	8,932	5	7,988	14
Total derivatives	$180,679	$2,487	$179,735	$2,393
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

NOTE 8 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
NOW and demand	$237,586	$118,648
Regular savings	343,697	332,518
Money market deposits	195,264	75,716
Total non-certificate accounts	776,547	526,882

Certificates of deposit	293,516	296,718
Brokered deposits	81,205	91,623
Total certificate accounts	374,721	388,341
Total deposits	$1,151,268	$915,223

At June 30, 2014, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$272,211	0.62%
1-2 years	47,301	1.41
2-3 years	35,331	1.31
3-4 years	10,647	1.18
4 years and beyond	9,231	1.14
	$374,721	0.82%

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

Loans held for sale: Fair values are based on commitments in effect from investors or prevailing market prices.

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2014 and 2013, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2014
Assets
Securities available for sale:
Debt securities	$89,579	$279,941	$—	$369,520
Marketable equity securities	48,061	—	—	48,061
Derivative assets	—	4,133	—	4,133
Total assets	$137,640	$284,074	$—	$421,714
Liabilities
Derivative liabilities	$—	$4,316	$—	$4,316

December 31, 2013
Assets
Trading assets	$—	$750	$—	$750
Securities available for sale:
Debt securities	128,202	232,869	—	361,071
Marketable equity securities	80,235	—	—	80,235
Derivative assets	—	2,487	—	2,487
Total assets	$208,437	$236,106	$—	$444,543
Liabilities
Derivative liabilities	$—	$2,393	$—	$2,393
Total liabilities	$—	$2,393	$—	$2,393

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at June 30, 2013 or December 31, 2013. There are no liabilities measured at fair value on a non-recurring basis. The following tables summarize losses and fair value hierarcy applicable to assets mesarued at fair value on a non-recurring basis:

	At June 30, 2014			Three months ended June 30, 2014	Six months ended June 30, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$1,197	$—	$18
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014
Financial assets:
Cash and cash equivalents	$296,926	$296,926	$—	$—	$296,926
Securities available for sale	417,581	137,640	279,941	—	417,581
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,012,751	—	—	1,019,064	1,019,064
Accrued interest receivable	4,127	—	—	4,127	4,127
Financial liabilities:
Deposits	1,151,268	—	—	1,152,806	1,152,806
Borrowings	195,000	—	196,298	—	196,298
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	4,133	—	4,133	—	4,133
Liabilities	4,316	—	4,316	—	4,316

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$40,316	$40,316	$—	$—	$40,316
Trading assets	750	—	750	—	750
Securities available for sale	441,306	208,437	232,869	—	441,306
Federal Home Loan Bank stock	10,766	—	—	10,766	10,766
Loans and loans held for sale	765,347	—	—	768,803	768,803
Accrued interest receivable	4,290	—	—	4,290	4,290
Financial liabilities:
Deposits	915,223	—	—	917,121	917,121
Borrowings	215,000	—	216,332	—	216,332
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	2,487	—	2,487	—	2,487
Liabilities	2,393	—	2,393	—	2,393

NOTE 10 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.
The components of accumulated other comprehensive income, included in equity, are as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Securities available for sale:
Net unrealized gain	$10,862	$2,838
Tax effect	(3,872)	(855)
Net-of-tax amount	6,990	1,983
Defined benefit pension plan:
Unrecognized net actuarial gain	803	803
Tax effect	(321)	(321)
Net-of-tax amount	482	482
	$7,472	$2,465

NOTE 11-REGULATORY CAPITAL
Minimum regulatory capital requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of June 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of June 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of June 30, 2014 and December 31, 2013 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Hyde Park Bancorp, MHC:
June 30, 2014
Total capital (to risk weighted assets)	$168,689	15.1%	$89,641	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	154,297	13.8	44,820	4.0	N/A	N/A
Tier 1 capital (to average assets)	154,297	9.0	68,503	4.0	N/A	N/A
December 31, 2013
Total capital (to risk weighted assets)	$178,090	19.8%	$71,870	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	166,316	18.5	35,935	4.0	N/A	N/A
Tier 1 capital (to average assets)	166,316	13.2	50,541	4.0	N/A	N/A
Blue Hills Bank:
June 30, 2014
Total capital (to risk weighted assets)	$140,256	12.8%	$87,820	8.0%	$109,775	10.0%
Tier 1 capital (to risk weighted assets)	125,864	11.5	43,910	4.0	65,865	6.0
Tier 1 capital (to average assets)	125,864	7.4	68,508	4.0	85,629	5.0
December 31, 2013
Total capital (to risk weighted assets)	$148,872	16.6%	$71,864	8.0%	$89,831	10.0%
Tier 1 capital (to risk weighted assets)	137,099	15.3	35,932	4.0	53,898	6.0
Tier 1 capital (to average assets)	137,099	11.1	49,370	4.0	61,712	5.0

NOTE 11 - SUBSEQUENT EVENTS

On July 11, 2014, the Company redeemed the $18,724,000 of Series A Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund (“SBLF”) preferred stock program. The redemption was completed with a payment to the U.S. Treasury of $18,724,000 plus accrued dividends.

As described in Note 1, the Company adopted a Plan of Conversion on March 6, 2014, as amended on May 5, 2014, pursuant to which the Company converted from the mutual holding company to the stock holding company form of organization on July 21, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and six months ended June 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total Assets. Total assets increased $508.8 million, or 38.7%, to $1.8 billion at June 30, 2014 from $1.3 billion at December 31, 2013. As previously announced the subscription offering related to the Bank's mutual-to-stock conversion completed on July 21, 2014 was oversubscribed with the Company receiving orders in excess of the adjusted maximum of the offering range ($277.7 million). A portion of this money was held in escrow as of June 30, 2014 and accounts for almost $300 million of the increase in total assets from the end of 2013. Excluding the impact of the funds held in escrow and short-term investments, total assets were up a little over $200 million compared to December 31, 2013 driven mainly by net loans which increased $225.8 million.

Loans. At June 30, 2014, net loans were $990.4 million, compared with $764.6 million at December 31, 2013. The $225.8 million, or 29.5%, increase in net loans was partially the result of the acquisition of $102.2 million of loans ($97.5 million net of purchase accounting adjustments) in January 2014 as part of the Nantucket Bank acquisition. Loans acquired in the Nantucket Bank acquisition consisted primarily of commercial real estate loans and home equity loans and lines of credit. See Note 3 of the notes to the unaudited consolidated financial statements. Excluding the effect of the Nantucket Bank acquisition, the increase in net loans is due to growth in the residential mortgage, commercial real estate, and construction portfolio as the the Company executes on its strategy of expanding the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family residential	$407,142	40.59%	$364,932	47.26%
Home equity	62,900	6.27%	25,535	3.31%
Commercial	337,643	33.66%	228,688	29.61%
Construction	45,348	4.52%	16,559	2.14%
Total real estate	853,033	85.04%	635,714	82.32%
Commercial business	120,481	12.01%	111,154	14.39%
Consumer	29,550	2.95%	25,372	3.29%
Total loans	1,003,064	100.00%	772,240	100.00%
Allowance for loan losses	(11,292)		(9,671)
Discount on purchased loans	(4,226)		(340)
Deferred loan costs, net	2,807		2,343
Loans, net	$990,353		$764,572
Securities Available for Sale. Total securities available for sale decreased by $23.7 million, or 5.4%, to $417.6 million at June 30, 2014 from $441.3 million at December 31, 2013. Declines in U.S. Treasury securities and mutual funds were partially offset by an increase in corporate bonds. Unrealized gains on available for sale securities increased to $10.9 million at June 30, 2014 from $2.8 million at December 31, 2013.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

	At June 30, 2014		At December 31, 2013

	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$90,622	$89,579	$131,781	$128,202
U.S. government and government-sponsored enterprise obligations	13,318	13,356	13,985	13,957
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	70,142	70,810	67,787	67,493
Other mortgage and asset-backed securities:
Private label commercial mortgage-backed securities	24,412	24,388	22,828	22,674
Private label residential mortgage-backed securities.	4,841	5,367	3,021	3,383
SBA asset-backed securities	16,133	16,112	9,787	9,394
Other asset-backed securities	12,029	12,046	10,974	11,022
Total other mortgage and asset-backed securities	57,415	57,913	46,610	46,473
Other bonds and obligations:
State and political subdivisions	23,542	24,067	15,628	15,739
Foreign government backed securities	4,049	4,071	—	—
Financial services:
Banks	17,837	18,553	12,535	13,350
Diversified financials	14,008	14,592	14,023	14,528
Insurance and REITs	14,959	15,427	15,635	15,793
Total financial services	46,804	48,572	42,193	43,671
Other corporate:
Industrials	42,489	43,467	32,920	33,450
Utilities	17,166	17,685	12,000	12,086
Total other corporate	59,655	61,152	44,920	45,536
Total debt securities	$365,547	$369,520	$362,904	$361,071
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,821	5,000	5,540
Domestic community	3,216	3,281	3,216	3,221
Global asset allocation	32,956	38,959	32,956	37,124
Diversified bonds	—	—	34,392	34,350
Total marketable equity securities	41,172	48,061	75,564	80,235
Total securities available for sale	$406,719	$417,581	$438,468	$441,306
The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities investments are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile financing, student loans, credit card receivables and equipment financings.

At June 30, 2014, we had no investments in a single company or entity, other than the U.S. Treasury or Government-sponsored enterprises, that had an aggregate book value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents increased by $256.6 million, or 636.5%, to $296.9 million at June 30, 2014 from $40.3 million at December 31, 2013. The significant increase since the end of 2013 reflects the subscription offering related to the Company's mutual-to-stock conversion that closed on July 21, 2014. The offering was oversubscribed with the Company receiving orders in excess of the adjusted maximum of the offering range ($277.7 million) and a majority of this money was held in short term investments at June 30, 2014.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first half of 2014 as a result of current period earnings on such policies. At June 30, 2014, the investment was $30.3 million, compared to $29.8 million at December 31, 2013.

Goodwill and Core Deposit Intangible. At June 30, 2014, goodwill and core deposit intangible assets totaled $14.4 million compared to none at December 31, 2013. The entire balance at June 30, 2014 relates to the Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. Although we believe the purchase price allocation is substantially complete, further adjustment may be required as additional information is obtained.
Deposits. Total deposits increased by $236.0 million, or 25.8%, to $1.2 billion at June 30, 2014 from $915.2 million at December 31, 2013. The increase in total deposits was primarily due to the $274.6 million of deposits assumed in the Nantucket Bank acquisition in January 2014. Approximately 10% of the deposits assumed in the Nantucket Bank acquisition were certificates of deposit and the remainder were demand, savings and money market deposits; see Note 3 of the notes to the unaudited consolidated financial statements. The increase in total deposits related to the Nantucket Bank acquisition was partially offset by a decline in consumer deposits due, in part, to the Company's strategy of reducing its reliance on higher priced deposits as evidenced by the yield on interest bearing deposits declining to 0.53% in the second quarter of 2014 from 0.88% in the second quarter of 2013.
Borrowings. Total borrowings decreased 9.3%, from $215.0 million at December 31, 2013 to $195.0 million at June 30, 2014. Short-term borrowings of $160 million at June 30, 2014 and $170.0 million at December 31, 2013 consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings of $35.0 million at June 30, 2014 and $45.0 million at December 31, 2013 consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2014 through 2018.
Equity. Total equity increased $4.6 million, or 2.7%, to $176.2 million at June 30, 2014 from $171.5 million at December 31, 2013. The increase was mainly attributable to an increase in net unrealized gains on securities available for sale.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2014 and 2013
General. The Company reported net income of $429,000 for the three months ended June 30, 2014 compared to net income of $1.1 million for the three months of June 30, 2013. For the first six months of 2014, the Company reported net income of $31,000 compared to net income of $2.7 million for the first six months of 2013.
Net interest income and noninterest expense levels were up significantly in both the three and six month periods in 2014 reflecting growth in the franchise, the Nantucket Bank acquisition in January 2014, and costs associated with the Company’s mutual to stock conversion. Noninterest income was down in both the three and six month periods in 2014 reflecting lower bank-owned life insurance death benefits and the absence of a gain from the sale of jumbo residential mortgage portfolio loans in the 2013 period. Securities gains were higher in the second quarter of 2014 compared to the second quarter of 2013 but in the six month comparison securities gains declined. Deposit account fees and Interchange and ATM fees registered significant increases in both comparisons due primarily to the Nantucket Bank acquisition.

Average Balances and Yields
The following table sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No tax equivalent yield adjustments have been made as the effect of such adjustments would not be material.

	For the Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$969,417	$9,399	3.89%	$515,279	$4,894	3.81%
Securities	422,335	2,081	1.98	513,909	2,921	2.28
Other interest earning assets (1)	94,149	71	0.30	52,347	35	0.27
Total interest-earning assets	1,485,901	11,551	3.12	1,081,535	7,850	2.91
Non-interest-earning assets	90,026			63,123
Total assets	$1,575,927			$1,144,658
Interest-bearing liabilities:
NOW accounts	$121,263	$19	0.06%	$63,721	$18	0.11%
Regular savings accounts	345,837	329	0.38	360,608	715	0.80
Money market accounts	191,972	251	0.52	80,727	148	0.74
Certificates of deposit	359,668	749	0.84	331,168	946	1.15
Total interest-bearing deposits	1,018,740	1,348	0.53	836,224	1,827	0.88
Borrowings	206,077	326	0.63	77,725	266	1.37
Total interest-bearing liabilities	1,224,817	1,674	0.55	913,949	2,093	0.92
Non-interest-bearing deposits	112,849			28,263
Other non-interest-bearing liabilities	63,496			23,870
Total liabilities	1,401,162			966,082
Equity	174,765			178,576
Total liabilities and equity	$1,575,927			$1,144,658
Net interest and dividend income		$9,877			$5,757
Net interest rate spread (2)			2.57%			1.99%
Net interest-earning assets (3)	$261,084			$167,586
Net interest margin (4)			2.67%			2.14%
Average interest-earning assets to interest-bearing liabilities	121.32%			118.34%
Total deposits cost			0.48%			0.85%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$925,331	$17,450	3.80%	$508,865	$9,758	3.87%
Securities	432,652	4,147	1.93	523,123	5,375	2.07
Other interest earning assets (1)	70,295	123	0.35	57,966	65	0.23
Total interest-earning assets	1,428,278	21,720	3.07	1,089,954	15,198	2.81
Non-interest-earning assets	83,328			61,650
Total assets	$1,511,606			$1,151,604
Interest-bearing liabilities:
NOW accounts	$118,113	$40	0.07%	$63,560	$35	0.11%
Regular savings accounts	348,094	684	0.40	344,284	1,395	0.82
Money market accounts	181,187	460	0.51	82,305	309	0.76
Certificates of deposit	357,577	1,515	0.85	331,991	1,900	1.15
Total interest-bearing deposits	1,004,971	2,699	0.54	822,140	3,639	0.89
Borrowings	185,818	630	0.68	102,936	558	1.09
Total interest-bearing liabilities	1,190,789	3,329	0.56	925,076	4,197	0.91
Non-interest-bearing deposits	104,567			26,730
Other non-interest-bearing liabilities	42,143			21,494
Total liabilities	1,337,499			973,300
Equity	174,107			178,304
Total liabilities and equity	$1,511,606			$1,151,604
Net interest and dividend income		$18,391			$11,001
Net interest rate spread (2)			2.51%			1.90%
Net interest-earning assets (3)	$237,489			$164,878
Net interest margin (4)			2.60%			2.04%
Average interest-earning assets to interest-bearing liabilities	119.94%			117.82%
Total deposits cost			0.49%			0.86%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest and dividend income for the periods indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately, based on the changes due to rate and the changes due to volume.

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$4,401	$104	$4,505	$7,843	$(151)	$7,692
Securities	(481)	(359)	(840)	(898)	(330)	(1,228)
Other	31	5	36	26	32	58
Total interest-earning assets	$3,951	$(250)	$3,701	$6,971	$(449)	$6,522
Interest-bearing liabilities:
NOW and Demand accounts	$2	$(1)	$1	$8	$(3)	$5
Savings accounts	(28)	(358)	(386)	23	(734)	(711)
Money market accounts	130	(27)	103	204	(53)	151
Certificates of Deposit	92	(289)	(197)	163	(548)	(385)
Total interest-bearing deposits	196	(675)	(479)	398	(1,338)	(940)
Borrowings	90	(30)	60	126	(54)	72
Total interest-bearing liabilities	$286	$(705)	$(419)	$524	$(1,392)	$(868)
Change in net interest and dividend income	$3,665	$455	$4,120	$6,447	$943	$7,390

Net Interest and Dividend Income. Net interest and dividend income was $9.9 million in the second quarter of 2014, up $4.1 million, or 71.6%, from $5.8 million in the second quarter of 2013. Net interest margin improved to 2.67% in the second quarter of 2014 from 2.14% in the second quarter of 2013. Below is a summary of the major factors impacting the change in net interest and dividend income and margin from the second quarter of 2013.

•
The growth in net interest and dividend income and margin was helped by the transformation of the Company’s retail banking franchise towards lower cost core deposits as the yield on average interest bearing liabilities declined to 0.55% in the second quarter of 2014 from 0.92% in the second quarter of 2013 and the average balance of noninterest bearing deposits grew $84.6 million, or 299%, to $112.8 million.

•
A $454.1 million, or 88.1%, increase in average loans contributed to the improvement in net interest income from the second quarter of last year. Loan growth was driven by higher levels of loans in all categories, mainly residential mortgages and commercial real estate.

•
The January 2014 Nantucket Bank acquisition contributed to both the growth in loans and the decline in the yield on interest bearing liabilities while the impact of purchase accounting accretion from that acquisition contributed $779,000 to net interest income and 21 basis points to net interest margin in the current year's second quarter. The approximately $4.0 million remaining balance of accretable yield at June 30, 2014 is expected to be recorded to net interest income in future quarters.

•
Net interest margin in the second quarter of 2014 also included a negative impact of 7 basis points from funds related to the Company’s subscription offering, which were temporarily invested in low yielding liquid assets.

Compared to the first six months of 2013, net interest and dividend income increased $7.4 million, or 67.2%, while net interest margin improved 56 basis points to 2.60%. The improvement in net interest and dividend income and margin were mainly driven by the same factors discussed above in the quarterly comparison. Average loans grew $416.5 million, or 81.8%, and net interest and dividend income and margin were both helped by the transformation of the Company’s retail banking franchise towards lower cost core deposits with the January 2014 Nantucket Bank acquisition contributing to the growth in loans and the decline in the yield on interest bearing liabilities. The impact of purchase accounting accretion from the

Nantucket Bank acquisition contributed $969,000 to net interest income and 14 basis points to net interest margin during the first half of 2014.
Interest and Dividend Income. Interest and dividend income increased $3.7 million, or 47.1%, to $11.6 million for the three months ended June 30, 2014 from $7.9 million for the three months ended June 30, 2013. Interest and fees on loans grew $4.5 million, or 92.1%, to $9.4 million in the three months ended June 30, 2014 from $4.9 million in the second quarter of 2013 as average loans grew $454.1 million from a year ago reflecting organic loan growth as well as loans obtained in the Nantucket Bank acquisition. Interest and fees on loans was also helped by an increase in loan yield to 3.89% for the three months ended June 30, 2014 from 3.81% for the three months ended June 30, 2013 as a 31 basis points increase in yield from the accretion of $722,000 of the discount on loans purchased in the Nantucket Bank acquisition, was partially offset by a decline in loan yield from a higher contribution of short-term LIBOR based commercial loans and competitive pricing pressures. The higher level of interest and fees on loans was partially offset by a $452,000, or 18.4%, decline in interest on securities and a $356,000, or 74.9% decline in dividends. The average balance of investment securities declined $91.6 million, or 17.8%, to $422.3 million for the three months ended June 30, 2014 from $513.9 million for the three months ended June 30, 2013. This reflects the Company's strategy to change the earning asset mix towards a higher proportion of loans. In addition, the yield on securities declined to 1.98% in the second quarter of 2014 as compared to 2.28% in the second quarter of 2013.

Compared to the first six months of 2013, interest and dividend income increased $6.5 million, or 42.9%, to $21.7 million for the first half of 2014 from $15.2 million for the first half of 2013. Interest and fees on loans grew $7.7 million, or 78.8%, to $17.5 million in the six months ended June 30, 2014 from $9.8 million in the first half of 2013 as average loans grew $416.5 million from a year ago. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.80% in the first half of 2014 from 3.87% in the first half of 2013. This reflects a higher contribution of short-term LIBOR based commercial loans and competitive pricing pressures, partially offset by a 19 basis points increase in yield from the accretion of $855,000 of the discount on loans purchased in the Nantucket Bank acquisition. The higher level of interest and fees on loans was partially offset by a $804,000, or 16.9%, decline in interest on securities and a $365,000, or 56.2% decline in dividends on securities as the average balance of investment securities declined $90.5 million, or 17.2%, to $432.7 million in the first half of 2014 and the yield on securities declined to 1.93% in current year period from 2.07% a year ago.

Interest Expense. Interest expense decreased $419,000, or 20.0%, to $1.7 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013. Interest expense on deposits fell $479,000, or 26.2%, despite an increase of $182.5 million, or 21.8%, in the average balance of interest-bearing deposits to $1.0 billion in the second quarter of 2014. The decline in interest expense on deposits was driven by a drop in the cost to 0.53% in the second quarter of 2014 from 0.88% in the second quarter of 2013. This reflects the execution of a strategic initiative to transform the Company’s retail banking franchise towards lower cost core deposits. The Nantucket Bank acquisition was consistent with this goal as the deposits obtained in that acquisition had a composite rate of 0.34% on the acquisition date. Interest expense on borrowings increased $60,000, or 22.6%, to $326,000 for the three months ended June 30, 2014 from $266,000 for the three months ended June 30, 2013. The increase was due to a $128.4 million, or 165.1%, increase in average borrowings as funding, in excess of the growth of deposits, was needed to support loan growth. The increase in interest expense caused by the higher average balance was partially offset by a 74 basis point decline in cost to 0.63% for the second quarter of 2014 from 1.37% in the second quarter of 2013.

Compared to the first six months of 2013 interest expense declined $868,000, or 20.7%, to $3.3 million for first half of 2014 from $4.2 million for the first half of 2013. The comparison of interest expense in the six month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits fell $940,000, or 25.8% as a decline in cost to 0.54% for the first six months of 2014 from 0.89% in the first six months of 2013, was partially offset by an increase of $182.8 million, or 22.2%, in the average balance of interest bearing deposits to $1.0 billion in the current year period from $822.1 million a year ago. Interest expense on borrowings increased $72,000, or 12.9%, to $630,000 for the first half of 2014 as an $83.0 million, or 80.5%, increase in the average balance of borrowings was partially offset by a decline in cost to 0.68% in the first half of 2014 from 1.09% in the first half of 2013.

Provision for Loan Losses. The provision for loan losses was $959,000 in the second quarter of 2014 compared to $1.1 million in the second quarter of 2013. For the first six months of 2014, the provision for loan losses was $1.7 million compared to $2.0 million in the first half of 2013. The provision in all periods reflects management’s assessment of the risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2014, and 1.12% March 31, 2014, compared to 1.32% at June 30, 2013. The decline in the allowance coverage ratio from June 30, 2013 reflects placing the loans obtained in the Nantucket Bank acquisition on the balance sheet at estimated fair value. As a result, there was no associated allowance for loan losses established on the Nantucket Bank loans which resulted in an overall lower allowance coverage ratio for the Company. The unallocated component of the reserve is maintained to cover uncertainties that could affect management’s estimate of probable losses and reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Given the significant overall level of growth in the Company’s loan portfolio in new loan segments, during the six months ended June 30, 2013, the Company increased the unallocated component of the allowance in recognizing the increased uncertainty within the general reserves for these new segments.

Noninterest Income. Noninterest income declined $1.4 million, or 37.0% from the second quarter of 2013 to $2.3 million in the second quarter of 2014. The decline was driven by a $1.5 million drop in gains from bank-owned life insurance due to the absence in 2014 of death benefits received in 2013, the absence of a $618,000 gain from the sale of jumbo residential mortgage portfolio loans recorded in 2013, a $292,000 decline in mortgage banking income reflecting a lower level of conforming loan sales, and a $125,000 drop in loan level derivative income from fewer conversions of commercial loans from floating to fixed rate. These declines were offset by a $1.1 million increase in securities gains and increases of $209,000 in deposit account fees and $161,000 in Interchange and ATM fees primarily driven by the Nantucket Bank acquisition.

Noninterest income declined $5.2 million, or 56.7%, from the first half of 2013 to $3.9 million in the first six months of 2014. The decline was mainly driven by a $2.6 million decrease in securities gains, a $1.5 million drop in gains from bank-owned life insurance due to the absence in 2014 of death benefits received in 2013, the absence of a $618,000 gain from the sale of jumbo residential mortgage portfolio loans recorded in 2013, a $438,000 decline in mortgage banking income reflecting a lower level of conforming loan sales, and a $253,000 decline in gains on trading assets as the trading operation was discontinued. These declines were offset by increases of $366,000 in deposit account fees and $259,000 in Interchange and ATM fees primarily driven by the Nantucket Bank acquisition.

Noninterest Expense. Noninterest expense was $10.7 million in the second quarter of 2014, up $3.0 million, or 39.9%, from the second quarter of 2013. The increase in noninterest expense was mainly due to the January 2014 Nantucket Bank acquisition including operating expenses of approximately $1.0 million, deposit intangible amortization of $509,000, and one-time acquisition costs of $177,000. In addition, operating expenses were boosted by higher costs related to the the Company's transformation into a diversified community bank, including continued expansion of the management team and other infrastructure to meet the needs associated with the current business plan. On a full time equivalent basis, total employees were 215 at June 30, 2014 compared to 153 at June 30, 2013. The second quarter of 2014 also included approximately $330,000 of expenses related to the mutual to stock conversion.

For the first six months of 2014, noninterest expense was $20.9 million, up $5.8 million, or 38.6%, from the first half of 2013. The increase in noninterest expense was mainly due to same factors described above that contributed to the increase in the quarterly comparison. The January 2014 Nantucket Bank acquisition including operating expenses of approximately $1.8 million, one-time acquisition costs of $948,000 and deposit intangible amortization of $862,000. In addition, operating expenses were boosted by higher costs related to the Bank's transformation into a diversified community bank and the first half of 2014 contributed approximately $818,000 of expenses related to the mutual-to-stock conversion.

Income Tax Provision. The tax provision in the second quarter of 2014 was $137,000 on pre-tax income of $566,000 yielding an effective tax rate of 24.2%. This compares to a tax benefit of $421,000 in the second quarter of 2013 on pre-tax income of $708,000. The tax benefit for the first six months of 2014 was $292,000 on a pre-tax loss of $261,000 yielding an effective tax rate of 111.9%. This compares to a tax provision of $397,000 for the first six months of 2013 on pre-tax income of $3.1 million. The tax provision or benefit in any quarter is a function of the size of pre-tax earnings as well as the level of tax exempt income. The second quarter of 2013 included a higher level of tax exempt income primarily due to the receipt of the tax exempt bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2014
Real estate loans and lines:
1-4 family residential	—	$—	8	$1,131	8	$1,131
Home equity	—	—	1	563	1	563
Total real estate loans and lines	—	—	9	1,694	9	1,694
Consumer loans	2	18	—	—	2	18
Total loans	—	$18	—	$1,694	11	$1,712
At December 31, 2013
Real estate loans and lines:
1-4 family residential	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	—	$196	7	$864	9	$1,060

Total loans 60 or more days past due increased $652,000 or 61.5%, to $1.7 million at June 30, 2014 from $1.1 million at December 31, 2013, reflecting an increase of $830,000 in loans 90 days or more past due and a decrease of $178,000 in loans 60 to 89 days past due. All of the loans 60 days or more past due at June 30, 2014 are included in nonperforming assets. Delinquent loans at June 30, 2014 included $498,000 of loans acquired in the January 2014 Nantucket Bank acquisition, that are 90 days or more past due.
Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at June 30, 2014 and December 31, 2013.

	At June 30, 2014	At December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$3,647	$1,706
Home equity	807	36
Consumer	48	—
Total non-accrual loans	4,502	1,742
Performing troubled debt restructurings	264	279
Total non-performing assets and performing troubled debt restructurings	$4,766	$2,021
Ratios:
Non-accrual loans to total loans	0.44%	0.23%
Non-performing assets to total assets	0.26%	0.15%
Non-performing assets increased to $4.8 million, or 0.26% of total assets, at June 30, 2014 from $2.0 million, or 0.15% of total assets, at December 31, 2013.   Non-performing assets at June 30, 2014 included $750,000 of assets acquired in the Nantucket Bank acquisition, the vast majority of which are home equity loans. There was also an increase in one-to-four family nonaccrual loans unrelated to the Nantucket Bank acquisition.

The following table sets forth the amounts of classified loans, loans designated as special mention and criticized loans (classified loans and loans designated as special mention) as of the dates indicated.

	At June 30, 2014	At December 31, 2013
	(In thousands)
Classified loans:
Substandard	$1,398	$1,707
Doubtful	693	693
Loss	—	—
Total classified loans	2,091	2,400
Special mention	15,784	2,819
Total criticized loans	$17,875	$5,219

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2014, there were $15.8 million of assets designated as special mention compared to $2.8 million at December 31, 2013.

The bulk of the increase in special mention loans from December 31, 2013 is mainly due to one credit. That credit is being monitored closely and the situation has recently shown improvement. At June 30, 2014, we have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended June 30,		Six months ended June 30, 2014
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$10,346	$6,394	$9,671	$5,550
Charge-offs:
Real estate:
One- to four-family	—	(5)	(18)	(98)
Consumer loans	(13)	(15)	(34)	(22)
Total charge-offs	(13)	(20)	(52)	(120)
Recoveries:
Real estate:
One- to four-family	—	156	—	236
Total recoveries	—	156	—	236
Net (charge-offs) recoveries	(13)	136	(52)	116
Provision for loan losses	959	1,092	1,673	1,956
Balance at end of period	$11,292	$7,622	$11,292	$7,622
Ratios:
Net charge-offs to average loans outstanding	—%	0.03%	—%	0.02%
Allowance for loan losses to non-accrual loans at end of period	254.00	253.00	254.00	253.00
Allowance for loan losses to total loans at end of period(1)	1.13	1.32	1.13	1.32

(1)	Total loans does not include deferred costs or discounts.

The allowance for loan losses as a percentage of total loans was 1.13% at June 30, 2014 compared to 1.32% at June 30, 2013. The $102.2 million of loans obtained in the Nantucket Bank Acquisition during the first quarter of 2014 were recorded at an estimated fair value of $97.5 million and, as a result, there was no associated allowance for loan losses established at the January 18, 2014 closing. The $4.7 million fair valuation adjustment to the loans acquired in the Nantucket Branch Acquisition included both an interest rate component and a credit adjustment for estimated losses.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30, 2014		At December 31, 2013
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$3,088	40.59%	$2,835	47.26%
Home equity	305	6.27	247	3.31%
Commercial	3,242	33.66	2,608	29.61%
Construction	699	4.52	303	2.14%
Commercial business loans	2,655	12.01	2,416	14.39%
Consumer loans	645	2.95	574	3.29%
Total allocated allowance	10,634	100.00%	8,983	100.00%
Unallocated	658		688
Total	$11,292		$9,671

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
As of June 30, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	5.24%
-100	0.44%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at June 30, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 5.24% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.44% increase in net interest income.  The subscription offering that closed in June related to the Company’s mutual-to-stock conversion as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Total Assets” impacted our net interest income sensitivity due to the addition of escrow funds the majority of which was held in short-term investments which increases asset sensitivity.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2014 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 4.5% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 1.8% decrease in the economic value of our equity. Reflected in our economic value of equity is the impact of Company’s mutual-to-stock conversion completed on July 21, 2014 and as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Total Assets”. The impact on our economic value of equity under all scenarios discussed above are within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At June 30, 2014, we had $195.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $227.0 million. At June 30, 2014, the Company also had $33.0 million in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at June 30, 2014.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $296.9 million, which was up significantly from $40.3 million at December 31, 2013. As previously announced on July 11, 2014, the subscription offering that closed in June related to the Company’s mutual-to-stock conversion was oversubscribed with the Company receiving orders in excess of the adjusted maximum of the offering range ($277.7 million). A portion of this money was held in short-term investments as of June 30, 2014 and accounts for the bulk of the increase in cash and cash equivalents from the end of 2013.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $236.0 million for the six months ended June 30, 2014, largely in relation to the Nantucket Bank acquisition. Included in the increase in total deposits was a $10 million decline related to brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decrease in borrowings of $20 million for the six months ended June 30, 2014. The funds from the stock offering referred to above were released on July 21, 2014 when the mutual-to-stock conversion closed and the funds are being used in the short-term to pay down borrowings and brokered deposits.

At June 30, 2014, we had $91.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $135.3 million in unused lines of credit to borrowers and letters of credit and $13.3 million in undisbursed construction loans. Certificates of deposit due within one year of June 30, 2014 totaled $272.2 million, or 23.6%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of June 30, 2014 totaled $204.7 million, or 17.8%, of total deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2014, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration by a former employee alleging retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The complaint, which was filed by a former employee terminated by Blue Hills Bank in October 2013, requests reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in the complaint are completely without merit and intend to vigorously defend this action and any other action instituted by the employee. We formally replied to the U.S. Department of Labor’s Occupational Safety and Health Administration on June 2, 2014.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the Notes to the unaudited Consolidated Financial Statements.
* Incorporated by reference to Blue Hills Bancorp, Inc.’s Registration Statement on Form S-1 (file no. 333-194486), initially filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: August 8, 2014	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: August 8, 2014	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer