Form 10-Q
period 2014-09-30
Blue Hills Bancorp, Inc.
filed 2014-11-07
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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
YES [ X ]     NO [ ]

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
YES [   ]     NO [X]
As of November 7, 2014, there were 28,466,813 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013 (unaudited)	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2014 and 2013 (unaudited)	4
	Consolidated Statements of Changes in Equity for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013 (unaudited)	6
	Notes to the Consolidated Financial Statements (unaudited)	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.
	Controls and Procedures	45

	Part II. Other Information
Item 1.
	Legal Proceedings	45
Item 1A.
	Risk Factors	45
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 3.
	Defaults upon Senior Securities	46
Item 4.
	Mine Safety Disclosures	46
Item 5.
	Other Information	46
Item 6.
	Exhibits	46

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2014	December 31, 2013
Assets	(In thousands)
Cash and due from banks	$14,632	$8,151
Short-term investments	39,229	32,165
Total cash and cash equivalents	53,861	40,316
Trading assets	—	750
Securities available for sale, at fair value	417,164	441,306
Federal Home Loan Bank stock, at cost	11,702	10,766
Loans held for sale	2,465	775
Loans, net of allowance for loan losses of $12,721 at September 30, 2014 and $9,671 at December 31, 2013	1,112,775	764,572
Premises and equipment, net	18,616	7,478
Accrued interest receivable	4,367	4,290
Goodwill	9,160	—
Core deposit intangible	4,694	—
Net deferred tax asset	4,456	2,831
Bank-owned life insurance	30,576	29,831
Other assets	16,775	11,372
	$1,686,611	$1,314,287
Liabilities and Equity
Deposits:
Non-interest bearing	$120,948	$43,471
Interest bearing	1,031,529	871,752
Total deposits	1,152,477	915,223
Short-term borrowings	75,000	170,000
Long-term debt	35,000	45,000
Accrued expenses and other liabilities	14,068	12,530
Total liabilities	1,276,545	1,142,753
Commitments and contingencies
Equity:
Preferred stock, Series A, $1.00 par value, $1,000 liquidation value (50,000 shares authorized; 0 and 18,724 issued and outstanding at September 30, 2014 and December 31, 2013)	—	18,724
Common Stock, $0.01 par value, (100,000,000 shares authorized; 28,466,813 issued and outstanding at September 30, 2014. No shares were outstanding at December 31, 2013)	285	—
Additional paid-in capital	280,926	—
Unearned compensation-ESOP	(22,393)	—
Retained earnings	146,979	150,345
Accumulated other comprehensive income	4,269	2,465
Total equity	410,066	171,534
	$1,686,611	$1,314,287
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$9,725	$5,663	$27,175	$15,423
Interest on securities	1,892	2,081	5,832	6,827
Dividends	1,388	230	1,673	879
Other	65	10	110	56
Total interest and dividend income	13,070	7,984	34,790	23,185
Interest expense:
Interest on deposits	1,376	1,674	4,075	5,313
Interest on borrowings	275	305	905	863
Total interest expense	1,651	1,979	4,980	6,176
Net interest and dividend income	11,419	6,005	29,810	17,009
Provision for loan losses	1,438	1,136	3,111	3,093
Net interest income, after provision for loan losses	9,981	4,869	26,699	13,916
Noninterest income:
Deposit account fees	337	148	971	415
Interchange and ATM fees	390	214	1,046	612
Mortgage banking	101	87	244	668
Gain (loss) on sale of jumbo residential loans	240	(81)	240	535
Loan level derivative income	296	615	503	885
Gains on sales of securities available for sale, net	349	1,253	2,081	5,632
Gains on trading assets, net	—	283	25	560
Bank-owned life insurance income	250	247	745	763
Bank-owned life insurance death benefit gains	—	401	—	1,872
Pension curtailment gain	1,304	—	1,304	—
Miscellaneous	107	(21)	154	308
Total noninterest income	3,374	3,146	7,313	12,250
Noninterest expense:
Salaries and employee benefits	5,424	3,949	15,765	11,744
Occupancy and equipment	1,150	948	4,049	2,886
Data processing	805	466	2,111	1,288
Professional fees	694	1,298	2,976	2,648
Advertising	815	342	1,774	1,554
FDIC deposit insurance	360	128	734	425
Directors’ fees	150	125	456	376
Amortization of core deposit intangible	485	—	1,347	—
Charitable foundation donation	7,000	—	7,000	—
Other general and administrative	865	354	2,454	1,783
Total noninterest expense	17,748	7,610	38,666	22,704
Income (loss) before income taxes	(4,393)	405	(4,654)	3,462
Provision (benefit) for income taxes	(1,435)	(214)	(1,726)	184
Net income (loss)	$(2,958)	$619	$(2,928)	$3,278

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income (loss)	$(2,958)	$619	$(2,928)	$3,278
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	(3,909)	3,001	5,846	(6,697)
Reclassification adjustment for net gains realized in net income (1)	(349)	(1,253)	(2,081)	(5,632)
Net change in unrealized gain (loss)	(4,258)	1,748	3,765	(12,329)
Tax effect	1,539	(605)	(1,479)	4,622
Net-of-tax amount	(2,719)	1,143	2,286	(7,707)
Defined benefit pension plan:
Reclassification adjustments for gains recognized in net periodic benefit cost (2)	(70)	—	(70)	—
Actuarial losses arising during the period	(732)	—	(732)	—
Net actuarial losses	(802)	—	(802)	—
Tax effect	320	—	320	—
Net-of-tax amount	(482)	—	(482)	—
Other comprehensive income (loss)	(3,201)	1,143	1,804	(7,707)
Comprehensive income (loss)	$(6,159)	$1,762	$(1,124)	$(4,429)
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net, in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2014 and 2013 was $125,000 and $410,000, respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2014 and 2013 was $764,000 and $1,980,000, respectively.

(2)
Amounts are included in salaries and and employee benefits, in noninterest expense in the consolidated statements of operations. Income tax expenses associated with the reclassification adjustment for the three and nine months ended September 30, 2014 was $24,000.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Nine Months Ended September 30, 2014 and 2013 (unaudited)

	Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except share data)		Shares	Amount

Balance at December 31, 2012	$18,724	—	$—	$—	$—	$148,211	$10,003	$176,938
Comprehensive income (loss)	—	—	—	—	—	3,278	(7,707)	(4,429)
Preferred stock dividends declared	—	—	—	—	—	(440)	—	(440)
Balance at September 30, 2013	18,724	—	—	—	—	151,049	2,296	172,069

Balance at December 31, 2013	18,724	—	—	—	—	150,345	2,465	171,534
Comprehensive income (loss)	—	—	—	—	—	(2,928)	1,804	(1,124)
Issuance of common stock for initial public offering, net of expenses of $3,565	—	27,772,500	278	273,882	—	—	—	274,160
Issuance of common stock to Blue Hills Bank Charitable Foundation	—	694,313	7	6,936	—	—	—	6,943
Stock purchased by the ESOP	—	—	—	—	(22,773)	—	—	(22,773)
ESOP shares committed to be released	—	—	—	108	380	—	—	488
Redemption of SBLF preferred stock	(18,724)	—	—	—	—	—	—	(18,724)
Preferred stock dividends declared	—	—	—	—	—	(438)	—	(438)
Balance at September 30, 2014	$—	28,466,813	$285	$280,926	$(22,393)	$146,979	$4,269	$410,066

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(2,928)	$3,278
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan losses	3,111	3,093
Net amortization of securities available for sale	1,535	13,584
Gains on sales of securities available for sale, net	(2,081)	(5,632)
Proceeds from sale of loans	8,751	36,916
Loans originated for sale	(8,859)	(35,780)
Gains on sale of loans, net	(244)	(668)
Gain on sale of jumbo residential loans	(240)	(535)
Net amortization of deferred loan origination costs and discounts	441	456
Depreciation and amortization	1,063	1,038
Amortization of core deposit intangible	1,347	—
Issuance of common stock to Charitable Foundation	6,943	—
Bank-owned life insurance income	(745)	(2,635)
ESOP expense	488	—
Pension curtailment gain	(1,304)	—
Deferred tax benefit	(2,776)	(1,220)
Net change in:
Trading assets	750	31,296
Accrued interest receivable	227	2,045
Other assets	(4,909)	(14,526)
Accrued expenses and other liabilities	819	(13,039)
Net cash provided by operating activities	1,389	17,671
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(167,474)	(276,606)
Sales	171,254	275,054
Maturities/calls	8,660	8,316
Principal paydowns	16,013	68,556
Loan originations net of paydowns	(165,322)	(77,216)
Purchases of loans	(106,522)	(137,784)
Proceeds from portfolio loan sales	16,457	27,317
Net purchases of premises and equipment	(1,439)	(598)
Purchases of FHLBB stock	(936)	(181)
Redemption of FHLBB stock	—	384
Proceeds from bank-owned life insurance	—	6,408
Cash provided by business combination, net of purchase price	151,587	—
Net cash used in investing activities	(77,722)	(106,350)

The accompanying notes are an integral part of these unaudited consolidated financial statements.
(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	(4,429)	99,828
Net change in brokered deposits	(32,918)	3,705
Net change in short-term borrowings	(95,000)	(44,424)
Repayment of long-term debt	(10,000)	—
Net proceeds from issuance of common stock	274,160	—
Acquisition of common stock by ESOP	(22,773)	—
Redemption of preferred stock	(18,724)	—
Preferred stock dividends paid	(438)	(440)
Net cash provided by financing activities	89,878	58,669
Net change in cash and cash equivalents	13,545	(30,010)
Cash and cash equivalents at beginning of year	40,316	73,819
Cash and cash equivalents at end of year	$53,861	$43,809
Supplementary information:
Interest paid	$4,966	$6,149
Income taxes paid, net of refunds	82	1,932
Preferred stock dividends declared	438	440
Fair value of non-cash assets acquired	123,733	—
Fair value of liabilities assumed	275,320	—
Portfolio loans transferred to loans held for sale designation	18,218	26,782
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - CONVERSION

Blue Hills Bancorp, Inc. (the “Company”) is a Maryland corporation formed in February 2014 for the purpose of becoming the holding company for Blue Hills Bank (the “Bank”) concurrent with the conversion of Hyde Park Bancorp, MHC from the mutual holding company to the stock holding company form of organization on July 21, 2014. In connection with the conversion, the Bank became a wholly-owned subsidiary of the Company and the Company sold 27,772,500 shares of its common stock, representing the adjusted maximum of the offering range, at $10.00 per share, for gross offering proceeds of approximately $277,725,000, including the sale of 2,277,345 shares to the employee stock ownership plan (“ESOP”) for $22,773,450. The purchase of common stock by the ESOP was financed by a loan from Blue Hills Funding Corporation, a subsidiary of the Company. Upon the completion of the conversion, Hyde Park Bancorp, MHC and the Bank’s former Massachusetts chartered mid-tier holding company, Hyde Park Bancorp, Inc., ceased to exist.

The direct costs of the Company’s stock offering were deferred and deducted from the proceeds of the offering. Through September 30, 2014, the Company had incurred approximately $869,000 of incremental organizational conversion costs that were charged to operations and included in noninterest expense in the consolidated statements of operations.
In connection with the plan of conversion, the Company established the Blue Hills Bank Foundation (the “Foundation”). The Foundation was funded with $7.0 million, including 694,313 shares of the Company’s common stock and $57,000 in cash, which was recorded as an expense by the Company in July 2014. The Company anticipates the contribution will be deductible for federal income tax purposes.
At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts are maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited interim consolidated financial statements include the accounts of the Company its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity and its wholly-owned subsidiaries, HP Security Corporation, which is a Massachusetts security corporation, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's filing on Form S-1 which included the years ended December 31, 2013, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the entire year or any other interim period.
Earnings (loss) per share is not presented herein as common stock has not been outstanding during the entire three months ended September 30, 2014. At September 30, 2014, there are no common stock equivalents.

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
It is the policy of the Company to discontinue the accrual of interest on loans past due in excess of 90 days, unless the loan is well-secured and in the process of collection, or when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful and to reverse all interest previously accrued against interest income. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis or cost recovery method until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Because 2013 and 2012 saw the growth in number and size of portfolios for which the Company had no prior loss experience, the loss experience extrapolated for all portfolios was derived from available national and state peer group losses for relevant portfolios generally over the years 2008-2013. Charge-off factors are updated annually and management assesses quantitatively on an interim basis. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate - The Company does not generally originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. When the Company does extend credit either on a first- or second-lien basis at a loan-to-value ratio greater than 80 percent, such loans are supported by either mortgage insurance or state guarantee programs. All loans in this segment are collateralized by owner-occupied, 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The health of the regional economy, including unemployment rates and housing prices, will have an effect on the credit quality of loans in this segment.
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
Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases and real estate collateral. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.
Construction - Loans in this segment primarily include real estate development loans for which payment is derived from permanent financing or sale of the property. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.
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
Allocated component
The allocated component relates to loans that are on the watch list (non-accruing loans, partially charged-off non-accruing loans and accruing adversely-rated loans) and are considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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

The Company periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired and generally remain impaired for the remaining life of the loan. The impaired classification may be removed if the borrower demonstrates compliance with the modified terms and the restructuring agreement specifies an interest rate greater than or equal to that which would be provided to a borrower with similar credit risk at the time of restructuring.
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
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $2,000 and $950,000 during the three and nine months ended September 30, 2014, respectively. Acquisition expenses of $233,000 were recorded for the three and nine months ended September 30, 2013. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

Assets acquired:
Cash	$161,900
Loans:
Home equity	39,966
Commercial real estate	57,967
Commercial business	3,862
Consumer	444
Discount on purchased loans	(4,773)
Loans, net	97,466
Premises and equipment, net	10,762
Core deposit intangible	6,041
Goodwill	9,160
Accrued interest receivable	304
Total assets acquired	285,633

Liabilities assumed:
Deposits:
NOW and demand	107,241
Regular savings	24,511
Money market deposits	113,764
Term certificates	29,085
Total deposits	274,601
Accrued expenses and other liabilities	719
Total liabilities assumed	275,320

Net purchase price	$10,313

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
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. The fair value of loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall accretable discount on the loans acquired in this transaction was $4.8 million primarily related to considerations for market interest rates, as well as estimated credit losses. For the three and nine months ended September 30, 2014 the Company recorded $156,000 and $1.1 million, respectively, of interest income attributable to the accretion of the discount on these acquired loans since the acquisition date.
Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources. Amortization of the core deposit intangible of $485,000 and $1.3 million was recorded during three and nine month periods ending September 30, 2014.
Premises and Equipment
The fair value of Nantucket Bank premises, including land, buildings and improvements, was determined based upon appraisal from third party appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits was determined based on the present value of the contractual cash flows over the remaining period to maturity using market interest rates. The estimated fair value adjustment of the certificates of deposits amounted to $137,000. Accretion of certificates of deposit fair value adjustments of $23,000 and $137,000 was recorded during the three and nine month periods ending September 30, 2014, respectively, reducing the balance to zero September 30, 2014.

NOTE 4 – RECENT ACCOUNTING STANDARDS UPDATES
In January 2014, the FASB issued ASU No. 2014-01, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects ("ASU 2014-01"). The amendments in ASU 2014-01 provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The Company does not expect ASU 2014-01 to have material impact on the consolidated financial statements.

NOTE 5 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Debt securities:
U.S. Treasury	$95,232	$136	$(1,717)	$93,651
Government-sponsored enterprises	11,900	44	(29)	11,915
Government-sponsored mortgage-backed and collateralized mortgage obligations	63,951	740	(395)	64,296
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	24,637	62	(223)	24,476
Privately issued residential mortgage-backed securities	5,021	546	—	5,567
SBA asset-backed securities	14,934	111	(185)	14,860
Other asset-backed securities	15,914	21	(27)	15,908
Total other mortgage- and asset-backed securities	60,506	740	(435)	60,811
State and political subdivisions	22,468	643	(5)	23,106
Foreign government backed securities	4,027	12	(13)	4,026
Financial services:
Banks	20,401	626	(60)	20,967
Diversified financials	13,094	496	(8)	13,582
Insurance and REITs	16,193	281	(69)	16,405
Total financial services	49,688	1,403	(137)	50,954
Other corporate:
Industrials	43,964	878	(108)	44,734
Utilities	17,653	312	(66)	17,899
Total other corporate	61,617	1,190	(174)	62,633
Total debt securities	369,389	4,908	(2,905)	371,392

Marketable equity securities:
Mutual funds:
Global equity	5,000	636	—	5,636
Domestic community	3,216	62	(7)	3,271
Global asset allocation	32,956	3,909	—	36,865
Total marketable equity securities	41,172	4,607	(7)	45,772
Total securities available for sale	$410,561	$9,515	$(2,912)	$417,164

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$131,781	$145	$(3,724)	$128,202
Government-sponsored enterprises	13,985	81	(109)	13,957
Government-sponsored mortgage-backed and collateralized mortgage obligations	67,787	778	(1,072)	67,493
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	22,828	127	(281)	22,674
Privately issued residential mortgage-backed securities	3,021	362	—	3,383
SBA asset-backed securities	9,787	—	(393)	9,394
Other asset-backed securities	10,974	57	(9)	11,022
Total other mortgage- and asset-backed securities	46,610	546	(683)	46,473
State and political subdivisions	15,628	218	(107)	15,739
Financial services:
Banks	12,535	889	(74)	13,350
Diversified financials	14,023	557	(52)	14,528
Insurance and REITs	15,635	250	(92)	15,793
Total financial services	42,193	1,696	(218)	43,671
Other corporate:
Industrials	32,920	842	(312)	33,450
Utilities	12,000	286	(200)	12,086
Total other corporate	44,920	1,128	(512)	45,536
Total debt securities	362,904	4,592	(6,425)	361,071

Marketable equity securities:
Mutual funds:
Global equity	5,000	540	—	5,540
Domestic community	3,216	48	(43)	3,221
Global asset allocation	32,956	4,168	—	37,124
Diversified bonds	34,392	71	(113)	34,350
Total marketable equity securities	75,564	4,827	(156)	80,235
Total securities available for sale	$438,468	$9,419	$(6,581)	$441,306

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2014 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$13,297	$13,354
After 1 year through 5 years	133,996	134,771
After 5 years through 10 years	86,566	86,797
After 10 years	11,073	11,363
	244,932	246,285
Mortgage- and asset-backed securities and collateralized mortgage obligations	124,457	125,107
	$369,389	$371,392
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

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
September 30, 2014
Debt securities:
U.S. Treasury	$(145)	$30,355	$(1,572)	$56,048
Government-sponsored enterprises	—	—	(29)	1,068
Government-sponsored mortgage-backed and collateralized mortgage obligations	(9)	4,673	(386)	20,468
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(59)	10,234	(164)	8,803
SBA asset-backed securities	(3)	914	(182)	4,066
Other asset-backed securities	(27)	6,806	—	—
Total other mortgage- and asset-backed securities	(89)	17,954	(346)	12,869
State and political subdivisions	(4)	987	(1)	341
Foreign government backed securities	(13)	1,027	—	—
Financial services:
Banks	(41)	4,970	(19)	278
Diversified financials	(8)	1,904	—	—
Insurance and REITs	(69)	5,294	—	—
Total financial services	(118)	12,168	(19)	278
Other corporate:
Industrials	(70)	11,123	(38)	2,677
Utilities	(66)	9,916	—	—
Total other corporate	(136)	21,039	(38)	2,677
Total debt securities	(514)	88,203	(2,391)	93,749
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(7)	459
Total temporarily impaired securities	$(514)	$88,203	$(2,398)	$94,208

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$(3,724)	$117,043	$—	$—
Government-sponsored enterprises	(109)	3,920	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(973)	37,265	(99)	3,341
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(130)	10,926	(151)	4,153
SBA asset-backed securities	(393)	8,499	—	—
Other asset-backed securities	(9)	7,809	—	—
Total other mortgage- and asset-backed securities	(532)	27,234	(151)	4,153
State and political subdivisions	(107)	5,904		—
Financial services:
Banks	(74)	1,773	—	—
Diversified financials	(52)	1,380	—	—
Insurance and REITs	(92)	5,466	—	—
Total financial services	(218)	8,619	—	—
Other corporate:
Industrials	(312)	10,947	—	—
Utilities	(200)	12,671	—	—
Total other corporate	(512)	23,618	—	—
Total debt securities	(6,175)	223,603	(250)	7,494
Marketable equity securities:
Mutual funds:
Domestic community	(30)	2,767	(13)	453
Diversified bonds	(109)	21,450	(4)	71
Total marketable equity securities	(139)	24,217	(17)	524
Total temporarily impaired securities	$(6,314)	$247,820	$(267)	$8,018
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At September 30, 2014, multiple debt securities have unrealized losses with aggregate depreciation of less than 2% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by the U.S. Government or an agency thereof. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014.

At September 30, 2014, the Company had one mutual fund with an unrealized loss of $7,000, or less than 2% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold this investment until a recovery of fair value.

NOTE 6 - LOANS AND THE ALLOWANCE FOR LOAN LOSS
A summary of the balances of loans follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Real estate:
1-4 family residential	$465,467	$364,932
Home equity	63,301	25,535
Commercial real estate	370,885	228,688
Construction	57,188	16,559
	956,841	635,714
Commercial business	138,574	111,154
Consumer	31,302	25,372
Total loans	1,126,717	772,240
Allowance for loan losses	(12,721)	(9,671)
Discount on purchased loans	(4,052)	(340)
Deferred loan costs and fees, net	2,831	2,343
Loans, net	$1,112,775	$764,572

Activity in the allowance for loan losses for the three and nine months months ended September 30, 2014 and 2013 and allocation of the allowance to loan segments as of September 30, 2014 and December 31, 2013 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2014
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292
Provision for loan losses	341	45	398	256	345	53	—	1,438
Loans charged-off	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2014	$3,429	$350	$3,640	$955	$3,000	$689	$658	$12,721

Three Months Ended September 30, 2013
Allowance at June 30, 2013	$2,430	$329	$1,932	$193	$1,501	$401	$836	$7,622
Provision (credit) for loan losses	305	(4)	755	(28)	215	38	(145)	1,136
Loans charged-off	(67)	—	—	—	—	(10)	—	(77)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2013	$2,668	$325	$2,687	$165	$1,716	$429	$691	$8,681

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	613	103	1,032	652	584	157	(30)	3,111
Loans charged-off	(19)	—	—	—	—	(42)	—	(61)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2014	$3,429	$350	$3,640	$955	$3,000	$689	$658	$12,721

Nine Months Ended September 30, 2013
Allowance at December 31, 2012	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550
Provision (credit) for loan losses	(127)	9	1,344	59	1,151	148	509	3,093
Loans charged-off	(165)	—	—	—	—	(32)	—	(197)
Recoveries	235	—	—	—	—	—	—	235
Allowance at September 30, 2013	$2,668	$325	$2,687	$165	$1,716	$429	$691	$8,681

Additional information pertaining to the allowance for loan losses at September 30, 2014 and December 31, 2013 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
September 30, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,429	350	3,640	955	3,000	689	658	12,721
Total allowance for loan losses	$3,429	$350	$3,640	$955	$3,000	$689	$658	$12,721
Impaired loans	$4,232	$577	$—	$—	$—	$46	$—	$4,855
Non-impaired loans	461,235	62,724	370,885	57,188	138,574	31,256	—	1,121,862
Total loans	$465,467	$63,301	$370,885	$57,188	$138,574	$31,302	$—	$1,126,717
December 31, 2013
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,835	247	2,608	303	2,416	574	688	9,671
Total allowance for loan losses	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Impaired loans	$3,118	$36	—	$—	$—	$—	$—	$3,154
Non-impaired loans	361,814	25,499	228,688	16,559	111,154	25,372	—	769,086
Total loans	$364,932	$25,535	$228,688	$16,559	$111,154	$25,372	$—	$772,240

The following is a summary of past due and non-accrual loans, by loan class, at September 30, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2014
Real estate:
1-4 family residential	$154	$1,192	$1,144	$2,490	$3,684
Home equity	125	—	474	599	577
Consumer	10	—	20	30	46
Total	$289	$1,192	$1,638	$3,119	$4,307

December 31, 2013
Real estate:
1-4 family residential	$1,426	$196	$828	$2,450	$1,706
Home equity	—	—	36	36	36
Total	$1,426	$196	$864	$2,486	$1,742
There were no loans past due 90 days or more and still accruing interest at September 30, 2014 and December 31, 2013.

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2014	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,232	$5,024	$—
Home equity	577	804	—
Consumer	46	48	—
Total	$4,855	$5,876	$—

December 31, 2013
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$3,118	$3,893	$—
Consumer loans	36	36	—
Total	$3,154	$3,929	$—

The following tables set forth information regarding average balances and interest income recognized on a cash basis on impaired loans by segment, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30, 2014	(In thousands)
Real estate:
1-4 family residential	$4,248	$49
Home equity	658	4
Consumer	47	1
Total	$4,953	$54

Three Months Ended September 30, 2013
Real estate:
1-4 family residential	$2,997	$59
Consumer	—	—
Total	$2,997	$59

	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2014	(In thousands)
Real estate:
1-4 family residential	$3,903	$153
Home equity	289	14
Consumer	23	3
Total	$4,215	$170

Nine Months Ended September 30, 2013
Real estate:
1-4 family residential	$2,440	$127
Consumer	9	—
Total	$2,449	$127

None of the loans acquired in the Nantucket Bank Acquisition were deemed to be Purchased Credit Impaired ("PCI").
No additional funds are committed to be advanced in connection with impaired loans.
There were no troubled debt restructurings recorded during the three and nine months ended September 30, 2014 and 2013 and there were no troubled debt restructurings that defaulted during the three and nine months ended September 30, 2014 and 2013, for which default was within one year of the restructure date.
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
Loans rated 8 are considered “substandard.” Generally, a loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligors and/or the collateral pledged. There is a distinct possibility that the Company will sustain some loss if the weakness is not corrected. Generally, all loans 90 days delinquent are rated 8.
Loans rated 9 are considered “doubtful.” Serious problems exist to the point where a partial loss of principal is likely. Weakness is so pronounced that on the basis of current information, conditions and values, collection in full is highly improbable.
Loans rated 10 are considered "loss" and the credit extended to the customer is considered uncollectible or of such little value that it does not warrant consideration as an active assets.
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
The following tables present the Company’s loans by risk rating at September 30, 2014 and December 31, 2013:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
September 30, 2014
Loans rated 1 - 6	$3,398	$513	$370,728	$57,188	$128,588	$5	$560,420
Loans rated 7	2,919	1,122	157	—	758	—	4,956
Loans rated 8	1,341	—	—	—	9,228	47	10,616
Loans rated 9	693	—	—	—	—	—	693
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	457,116	61,666	—	—	—	31,250	550,032
	$465,467	$63,301	$370,885	$57,188	$138,574	$31,302	$1,126,717
December 31, 2013
Loans rated 1 - 6	$1,701	$4,610	$223,144	$15,246	$110,142	$—	$354,843
Loans rated 7	468	—	2,339	—	12	—	2,819
Loans rated 8	1,647	36	—	—	—	24	1,707
Loans rated 9	693	—	—	—	—	—	693
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	360,423	20,889	3,205	1,313	1,000	25,348	412,178
	$364,932	$25,535	$228,688	$16,559	$111,154	$25,372	$772,240

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

The Company did not have derivative fair value hedges or derivative cash flow hedges at September 30, 2014 and December 31, 2013. The table below presents information about derivative financial instruments not designated as hedging instruments at September 30, 2014 and and December 31, 2013.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
September 30, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$211,325	$4,224	$211,325	$4,360
Other contracts	8,695	5	7,889	13
Total derivatives	$220,020	$4,229	$219,214	$4,373
December 31, 2013
Economic hedges:
Commercial loan level interest rate swap agreements	$171,747	$2,482	$171,747	$2,379
Other contracts	8,932	5	7,988	14
Total derivatives	$180,679	$2,487	$179,735	$2,393
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

NOTE 8 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
NOW and demand	$252,439	$118,648
Regular savings	318,557	332,518
Money market deposits	233,392	75,716
Total non-certificate accounts	804,388	526,882

Certificates of deposit	289,384	296,718
Brokered deposits	58,705	91,623
Total certificate accounts	348,089	388,341
Total deposits	$1,152,477	$915,223

At September 30, 2014, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$197,198	0.67%
1-2 years	66,183	1.20
2-3 years	44,246	1.28
3-4 years	17,275	1.14
4 years and beyond	23,187	1.63
	$348,089	0.93%

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2014 and December 31, 2013, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2014
Assets
Securities available for sale:
Debt securities	$93,651	$277,741	$—	$371,392
Marketable equity securities	45,772	—	—	45,772
Derivative assets	—	4,229	—	4,229
Total assets	$139,423	$281,970	$—	$421,393
Liabilities
Derivative liabilities	$—	$4,373	$—	$4,373

December 31, 2013
Assets
Trading assets	$—	$750	$—	$750
Securities available for sale:
Debt securities	128,202	232,869	—	361,071
Marketable equity securities	80,235	—	—	80,235
Derivative assets	—	2,487	—	2,487
Total assets	$208,437	$236,106	$—	$444,543
Liabilities
Derivative liabilities	$—	$2,393	$—	$2,393

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at December 31, 2013. There are no liabilities measured at fair value on a non-recurring basis. The following tables summarize losses and fair value hierarchy applicable to assets measured at fair value on a non-recurring basis:

	At September 30, 2014			Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$51	$—	$18
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2014
Financial assets:
Cash and cash equivalents	$53,861	$53,861	$—	$—	$53,861
Securities available for sale	417,164	139,423	277,741	—	417,164
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,115,240	—	—	1,115,728	1,115,728
Accrued interest receivable	4,367	—	—	4,367	4,367
Financial liabilities:
Deposits	1,152,477	—	—	1,153,583	1,153,583
Borrowings	110,000	—	111,078	—	111,078
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	4,229	—	4,229	—	4,229
Liabilities	4,373	—	4,373	—	4,373

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Financial assets:
Cash and cash equivalents	$40,316	$40,316	$—	$—	$40,316
Trading assets	750	—	750	—	750
Securities available for sale	441,306	208,437	232,869	—	441,306
Federal Home Loan Bank stock	10,766	—	—	10,766	10,766
Loans and loans held for sale	765,347	—	—	768,803	768,803
Accrued interest receivable	4,290	—	—	4,290	4,290
Financial liabilities:
Deposits	915,223	—	—	917,121	917,121
Borrowings	215,000	—	216,332	—	216,332
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	2,487	—	2,487	—	2,487
Liabilities	2,393	—	2,393	—	2,393

NOTE 10 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.
The components of accumulated other comprehensive income, included in equity, are as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Securities available for sale:
Net unrealized gain	$6,603	$2,838
Tax effect	(2,334)	(855)
Net-of-tax amount	4,269	1,983
Defined benefit pension plan:
Unrecognized net actuarial gain	—	803
Tax effect	—	(321)
Net-of-tax amount	—	482
	$4,269	$2,465

NOTE 11-EQUITY
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of September 30, 2014 and December 31, 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of September 30, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

In July 2013, federal banking agencies approved a rule to set minimum requirements for both the quantity and quality of capital held by a community banking institutions. The rule includes a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all community banking institutions. Additionally, a banking organization must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The Bank must begin complying with the rule on January 1, 2015. Management believes that the Bank will continue to exceed all the minimum capital ratio requirements.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of September 30, 2014 and December 31, 2013 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
September 30, 2014
Total capital (to risk weighted assets)	$406,711	33.6%	$96,853	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	391,919	32.4	48,427	4.0	N/A	N/A
Tier 1 capital (to average assets)	391,919	23.3	67,432	4.0	N/A	N/A
December 31, 2013
Total capital (to risk weighted assets)	$178,090	19.8%	$71,870	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	166,316	18.5	35,935	4.0	N/A	N/A
Tier 1 capital (to average assets)	166,316	13.2	50,541	4.0	N/A	N/A
Blue Hills Bank:
September 30, 2014
Total capital (to risk weighted assets)	$280,762	23.2%	$96,623	8.0%	$120,780	10.0%
Tier 1 capital (to risk weighted assets)	265,971	22.0	48,312	4.0	72,467	6.0
Tier 1 capital (to average assets)	265,971	15.8	67,221	4.0	84,026	5.0
December 31, 2013
Total capital (to risk weighted assets)	$148,872	16.6%	$71,864	8.0%	$89,831	10.0%
Tier 1 capital (to risk weighted assets)	137,099	15.3	35,932	4.0	53,898	6.0
Tier 1 capital (to average assets)	137,099	11.1	49,370	4.0	61,712	5.0

12 .EMPLOYEE BENEFIT PLANS
Pension plan
The Company has historically provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association’s (“SBERA”) Pension Plan (the “Plan”). Each employee reaching the age of 21 and having completed at least 1000 hours of service in any one twelve-month period, beginning with such employee’s date of employment were automatically enrolled in the Plan. The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur as other comprehensive income or loss. The Company amended its defined benefit pension plan in 2013 freezing the plan to new participants and subsequently amended the plan and froze it for all participants effective October 31, 2014. Accumulated benefits for participants earned through the end of October will remain secured by the Plan assets. The components of net periodic pension cost are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
	(In thousands)
Service cost	$422	$531
Interest cost	313	317
Expected return on plan assets	(547)	(546)
Amortization of net actuarial loss (gain)	(70)	78
Settlement gain	—	(80)
Curtailment gain	$(1,304)	$—
Net periodic pension cost (benefit)	$(1,186)	$300

The assumptions used to determine net periodic pension cost (benefit) are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2014	September 30, 2013
Discount rate	4.25%	4.00%
Expected long-term rate of return on plan assets	8.00	8.00
Rate of compensation increase	3.00	3.00

Employee Stock Ownership Plan

The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year is 75,912 through 2043.

September 30, 2014
Shares held by the ESOP include the following:
Allocated	—
Committed to be allocated	37,956
Unallocated	2,239,389
2,277,345
The fair value of unallocated shares was approximately $29.4 million at September 30, 2014.
Total compensation expense recognized in connection with the ESOP for the three and nine month periods ended September 30, 2014 was $488,000.
401(k) plan
The Company has a 401(k) Plan whereby each employee having completed at least three months of service beginning with their date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on Federal tax laws. Effective December 15, 2013, the Company enhanced its 401(k) Plan to include a 3% guaranteed non-elective contribution and a 2% elective contribution based on the financial performance of the Company beginning in 2014. The Company's contribution expense for the three and nine months ended September 30, 2014 was $277,000 and $330,000 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three and nine months ended September 30, 2014 and 2013 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total Assets. Total assets increased $372.3 million, or 28.3%, to $1.7 billion at September 30, 2014 from $1.3 billion at December 31, 2013. The increase in total assets was mainly driven by a $348.2 million increase in net loans.

Loans. At September 30, 2014, net loans were $1.1 billion, compared with $764.6 million at December 31, 2013. The $348.2 million, or 45.5%, increase in net loans was partially the result of the acquisition of $102.2 million of loans ($97.5 million net of purchase accounting adjustments) in January 2014 as part of the Nantucket Bank acquisition. Loans acquired in the Nantucket Bank acquisition consisted primarily of commercial real estate loans and home equity loans and lines of credit. See Note 3 of the notes to the unaudited consolidated financial statements. Excluding the effect of the Nantucket Bank acquisition, the increase in net loans is due to growth in the residential mortgage, commercial real estate, construction and commercial business portfolios as the Company executes on its strategy of expanding the loan portfolio.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2014		At December 31, 2013
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$465,467	41.31%	$364,932	47.26%
Home equity	63,301	5.62%	25,535	3.31%
Commercial	370,885	32.92%	228,688	29.61%
Construction	57,188	5.08%	16,559	2.14%
Total real estate	956,841	84.93%	635,714	82.32%
Commercial business	138,574	12.30%	111,154	14.39%
Consumer	31,302	2.77%	25,372	3.29%
Total loans	1,126,717	100.00%	772,240	100.00%
Allowance for loan losses	(12,721)		(9,671)
Discount on purchased loans	(4,052)		(340)
Deferred loan costs, net	2,831		2,343
Loans, net	$1,112,775		$764,572
Securities Available for Sale. Total securities available for sale declined by $24.1 million, or 5.5%, to $417.2 million at September 30, 2014 from $441.3 million at December 31, 2013. Declines in U.S. Treasury securities and mutual funds were partially offset by an increase in other bond categories. Unrealized gains on available for sale securities increased to $6.6 million at September 30, 2014 from $2.8 million at December 31, 2013.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

	At September 30, 2014		At December 31, 2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$95,232	$93,651	$131,781	$128,202
U.S. government and government-sponsored enterprise obligations	11,900	11,915	13,985	13,957
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	63,951	64,296	67,787	67,493
Other mortgage and asset-backed securities:
Private label commercial mortgage-backed securities	24,637	24,476	22,828	22,674
Private label residential mortgage-backed securities.	5,021	5,567	3,021	3,383
SBA asset-backed securities	14,934	14,860	9,787	9,394
Other asset-backed securities	15,914	15,908	10,974	11,022
Total other mortgage and asset-backed securities	60,506	60,811	46,610	46,473
Other bonds and obligations:
State and political subdivisions	22,468	23,106	15,628	15,739
Foreign government backed securities	4,027	4,026	—	—
Financial services:
Banks	20,401	20,967	12,535	13,350
Diversified financials	13,094	13,582	14,023	14,528
Insurance and REITs	16,193	16,405	15,635	15,793
Total financial services	49,688	50,954	42,193	43,671
Other corporate:
Industrials	43,964	44,734	32,920	33,450
Utilities	17,653	17,899	12,000	12,086
Total other corporate	61,617	62,633	44,920	45,536
Total debt securities	$369,389	$371,392	$362,904	$361,071
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,636	5,000	5,540
Domestic community	3,216	3,271	3,216	3,221
Global asset allocation	32,956	36,865	32,956	37,124
Diversified bonds	—	—	34,392	34,350
Total marketable equity securities	41,172	45,772	75,564	80,235
Total securities available for sale	$410,561	$417,164	$438,468	$441,306
The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported primarily by automobile financing, student loans, credit card receivables and equipment financings.

At September 30, 2014, we had no investments in a single company or entity, other than the U.S. Treasury or Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents increased by $13.5 million, or 33.5%, to $53.9 million at September 30, 2014 from $40.3 million at December 31, 2013.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first nine months of 2014 as a result of current period earnings on such policies. At September 30, 2014, the investment was $30.6 million, compared to $29.8 million at December 31, 2013.

Goodwill and Core Deposit Intangible. At September 30, 2014, goodwill and core deposit intangible assets totaled $13.9 million compared to none at December 31, 2013. The entire balance at September 30, 2014 relates to the Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. Although we believe the purchase price allocation is substantially complete, further adjustment may be required as additional information is obtained.
Deposits. Total deposits increased by $237.3 million, or 25.9%, to $1.2 billion at September 30, 2014 from $915.2 million at December 31, 2013. The increase in total deposits was primarily due to the $274.6 million of deposits assumed in the Nantucket Bank acquisition in January 2014, which increased to a seasonal high in excess of $300 million at September 30, 2014. Approximately 10% of the deposits assumed in the Nantucket Bank acquisition were certificates of deposit and the remainder were demand, savings and money market deposits; see Note 3 of the notes to the unaudited consolidated financial statements. The increase in total deposits related to the Nantucket Bank acquisition was partially offset by a decline in consumer deposits due, in part, to the Company's strategy of reducing its reliance on higher priced deposits as evidenced by the cost on interest bearing deposits declining to 0.54% in the third quarter of 2014 from 0.78% in the third quarter of 2013. In addition, brokered deposits declined $32.9 million, or 35.9%, from December 31, 2013.
Borrowings. Total borrowings decreased 48.8%, from $215.0 million at December 31, 2013 to $110.0 million at September 30, 2014. The decline was mainly due to the Company using a portion of the proceeds from the stock offering that was completed on July 21, 2014 to pay down short-term debt. Short-term borrowings of $75.0 million at September 30, 2014 and $170.0 million at December 31, 2013 consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings of $35.0 million at September 30, 2014 and $45.0 million at December 31, 2013 consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2014 through 2018.
Equity. Total equity increased $238.5 million, or 139.1%, to $410.1 million at September 30, 2014 from $171.5 million at December 31, 2013. The increase reflects the stock offering related to the Company's mutual to stock conversion that was completed in July 2014. The stock offering added common stock and additional paid-in capital totaling $281.1 million to the September 30, 2014 balance sheet. As part of the conversion, the Company also (1) redeemed $18.7 million of preferred stock that had been issued to the U. S. Treasury as part of the Small Business Lending Fund Program and (2) established an employee stock ownership plan ("ESOP") which acquired 8% of the shares issued in the conversion. The $22.8 million related to the ESOP is shown as a reduction to equity on the balance sheet. The tangible common equity to tangible assets ratio increased to 23.69% at September 30, 2014 from 7.91% at June 30, 2014 and from 11.92% at December 31, 2013 as a result of the additional capital received from the mutual to stock conversion.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2014 and 2013
General. The Company reported a net loss of $3.0 million for the three months ended September 30, 2014 compared to net income of $619,000 for the three months ended September 30, 2013. For the first nine months of 2014, the Company reported a net loss of $2.9 million compared to net income of $3.3 million for the first nine months of 2013.
The results noted above included the following items:

•
A pre-tax expense of $7.0 million in the third quarter of 2014 and the first nine months of 2014 related to the Company's funding of a new charitable foundation at the time of the mutual to stock conversion that was completed on July 21, 2014. The Foundation was funded with 694,313 shares of Blue Hills Bancorp, Inc. stock and $57,000 in cash.

•
A pre-tax pension curtailment gain of $1.3 million in the third quarter of 2014 and the first nine months of 2014 related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014.

•	Pre-tax expenses of $51,000 in the third quarter of 2014 and $869,000 for the first nine months of 2014 related to the Company's mutual to stock conversion.

•
Pre-tax expenses of $2,000 in the third quarter of 2014 and $950,000 for the first nine months of 2014 related to the January 2014 Nantucket Bank acquisition. The Company also incurred expenses related to this acquisition of $233,000 in both the third quarter and first nine months of 2013.

•	Pre-tax gains of $401,000 in the third quarter of 2013 and $1.9 million in the first nine months of 2013 related to death benefits received on bank-owned life insurance.

Excluding these items, net income was $836,000 for the third quarter of 2014 compared to net income of
$372,000 for the third quarter of 2013 and net income was $2.0 million for the first nine months of 2014 compared to net income of $1.6 million for the first nine months of 2013.
.

Average Balances and Yields
The following tables sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. No tax equivalent yield adjustments have been made as the effect of such adjustments would not be material.

	For the Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,085,951	$9,725	3.55%	$626,905	$5,663	3.58%
Securities	414,864	3,237	3.10	510,972	2,302	1.79
Other interest earning assets (1)	113,163	108	0.38	29,586	19	0.25
Total interest-earning assets	1,613,978	13,070	3.21	1,167,463	7,984	2.71
Non-interest-earning assets	91,717			51,344
Total assets	$1,705,695			$1,218,807
Interest-bearing liabilities:
NOW accounts	$124,846	$19	0.06%	$64,322	$19	0.12%
Regular savings accounts	336,151	360	0.42	353,231	576	0.65
Money market accounts	197,500	270	0.54	80,925	126	0.62
Certificates of deposit	346,807	727	0.83	353,171	953	1.07
Total interest-bearing deposits	1,005,304	1,376	0.54	851,649	1,674	0.78
Borrowings	145,848	275	0.75	149,602	305	0.81
Total interest-bearing liabilities	1,151,152	1,651	0.57	1,001,251	1,979	0.78
Non-interest-bearing deposits	117,393			29,629
Other non-interest-bearing liabilities	78,377			16,831
Total liabilities	1,346,922			1,047,711
Equity	358,773			171,096
Total liabilities and equity	$1,705,695			$1,218,807
Net interest and dividend income		$11,419			$6,005
Net interest rate spread (2)			2.64%			1.93%
Net interest-earning assets (3)	$462,826			$166,212
Net interest margin (4)			2.81%			2.04%
Average interest-earning assets to interest-bearing liabilities	140.21%			116.60%
Total deposits cost			0.49%			0.75%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$979,459	$27,175	3.71%	$548,644	$15,423	3.76%
Securities	426,658	7,384	2.31	519,028	7,678	1.98
Other interest earning assets (1)	84,741	231	0.36	48,402	84	0.23
Total interest-earning assets	1,490,858	34,790	3.12	1,116,074	23,185	2.78
Non-interest-earning assets	85,450			59,311
Total assets	$1,576,308			$1,175,385
Interest-bearing liabilities:
NOW accounts	$120,382	$59	0.07%	$63,817	$53	0.11%
Regular savings accounts	344,069	1,043	0.41	347,300	1,970	0.76
Money market accounts	186,685	730	0.52	81,840	435	0.71
Certificates of deposit	353,947	2,243	0.85	339,128	2,855	1.13
Total interest-bearing deposits	1,005,083	4,075	0.54	832,085	5,313	0.85
Borrowings	172,348	905	0.70	118,662	863	0.97
Total interest-bearing liabilities	1,177,431	4,980	0.57	950,747	6,176	0.87
Non-interest-bearing deposits	108,889			27,707
Other non-interest-bearing liabilities	53,648			21,056
Total liabilities	1,339,968			999,510
Equity	236,340			175,875
Total liabilities and equity	$1,576,308			$1,175,385
Net interest and dividend income		$29,810			$17,009
Net interest rate spread (2)			2.55%			1.91%
Net interest-earning assets (3)	$313,427			$165,327
Net interest margin (4)			2.67%			2.04%
Average interest-earning assets to interest-bearing liabilities	126.62%			117.39%
Total deposits cost			0.49%			0.83%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$4,109	$(47)	$4,062	$11,960	$(208)	$11,752
Securities	(369)	1,304	935	(1,261)	967	(294)
Other	31	58	89	42	105	147
Total interest-earning assets	$3,771	$1,315	$5,086	$10,741	$864	$11,605
Interest-bearing liabilities:
NOW accounts	$13	$(13)	$—	$37	$(31)	$6
Savings accounts	(26)	(190)	(216)	(9)	(918)	(927)
Money market accounts	162	(18)	144	370	(75)	295
Certificates of Deposit	(17)	(209)	(226)	89	(701)	(612)
Total interest-bearing deposits	132	(430)	(298)	487	(1,725)	(1,238)
Borrowings	(8)	(22)	(30)	183	(141)	42
Total interest-bearing liabilities	$124	$(452)	$(328)	$670	$(1,866)	$(1,196)
Change in net interest and dividend income	$3,647	$1,767	$5,414	$10,071	$2,730	$12,801

Net Interest and Dividend Income. Net interest and dividend income was $11.4 million in the third quarter of 2014, up $5.4 million, or 90.2%, from $6.0 million in the third quarter of 2013. Net interest margin improved to 2.81% in the third quarter of 2014 from 2.04% in the third quarter of 2013. Below is a summary of the major factors impacting the change in net interest and dividend income and net interest margin from the third quarter of 2013.

•
The growth in net interest and dividend income and net interest margin was helped by the transformation of the Company’s retail deposits, including the impact of the January 2014 Nantucket Bank acquisition, which reduced the yield on interest bearing deposits to 0.54% in the third quarter of 2014 from 0.78% in the prior year period. In addition, the average balance of noninterest bearing deposits increased to $117 million in the third quarter of 2014 from $30 million in the prior year period.

•	Average equity grew $188 million, or 110%, from the third quarter of 2013 as a result of the Company's mutual to stock conversion.

•	Purchase accounting accretion related to the Nantucket Bank acquisition in the third quarter of 2014 contributed $179,000 to net interest income and 4 basis points to net interest margin.

•	Dividends from mutual fund investments increased $1.1 million compared to the third quarter of 2013.

•
Net interest and dividend income was also helped by a $459 million, or 73%, increase in average loans driven by higher levels of loans in all categories, mainly residential mortgages and commercial real estate. A portion of the loan growth from a year ago was in LIBOR-based floating rate loans.

Compared to the first nine months of 2013, net interest and dividend income increased $12.8 million, or 75.3%, while net interest margin improved 63 basis points to 2.67%. The improvement in net interest and dividend income and net interest margin were mainly driven by the same factors discussed above in the quarterly comparison.

•	The yield on interest bearing deposits was 0.54% for the first nine months of 2014 compared to 0.85% for the first nine months of 2013.

•	The average balance of noninterest bearing deposits increased to $109 million in the first nine months of 2014 from $28 million in the prior year period.

•	Average equity grew $60 million, or 34%, from the first nine months of 2013 as a result of the Company's mutual to stock conversion.

•	Purchase accounting accretion related to the Nantucket Bank acquisition contributed $1.1 million to net interest income and 16 basis points to net interest margin in the first nine months of 2014.

•	Dividends from mutual fund investments increased in the third quarter $794,000 compared to the first nine months of 2013.

•	Net interest income was also helped by a $430.8 million, or 78.6%, increase in average loans.

Interest and Dividend Income. Interest and dividend income increased $5.1 million, or 63.7%, to $13.1 million for the three months ended September 30, 2014 from $8.0 million for the three months ended September 30, 2013. Interest and fees on loans grew $4.1 million, or 71.7%, to $9.7 million in the three months ended September 30, 2014 from $5.7 million in the third quarter of 2013 as average loans grew $459 million from a year ago mainly reflecting organic loan growth as well as loans obtained in the Nantucket Bank acquisition. Loan yield declined slightly to 3.55% for the three months ended September 30, 2014 from 3.58% for the three months ended September 30, 2013. Excluding a 6 basis point increase in yield during the third quarter of 2014 from the accretion of $156,000 of the discount on loans purchased in the Nantucket Bank acquisition, the yield would have declined 9 basis points from the third quarter of 2013. This decline reflects a higher contribution of LIBOR based loans and competitive pricing pressures. In addition, dividends increased to $1.4 million in the third quarter of 2014 from $230,000 in the third quarter of 2013 due to higher level of dividends from mutual fund investments. Partially offsetting these improvements was a $189,000 or 9.1% decline in interest income from securities as the average balance of debt securities declined $42.5 million, or 10.4%, to $367.9 million in the three months ended September 30, 2014 reflecting the Company's strategy to change the earning asset mix towards a higher proportion of loans.

Compared to the first nine months of 2013, interest and dividend income increased $11.6 million, or 50.1%, to $34.8 million for the first nine months of 2014. Interest and fees on loans grew $11.8 million, or 76.2%, to $27.2 million in the nine months ended September 30, 2014 from $15.4 million in the first nine months of 2013 as average loans grew $430.8 million from a year ago. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.71% in the first nine months of 2014 from 3.76% in the first nine months of 2013. This decline reflects a higher contribution of LIBOR based loans and competitive pricing pressures, partially offset by a 21 basis point increase in yield from the accretion of $1.0 million of the discount on loans purchased in the Nantucket Bank acquisition. In addition, dividends increased to $1.7 million in the first nine months of 2014 from $879,000 in the first nine months of 2013 due to higher levels of dividends from mutual fund investments. Partially offsetting these improvements was a $1.0 million, or 14.6%, decline in interest on securities as the average balance of debt securities declined $44.4 million, or 10.9%, to $364.7 million in the first nine months of 2014.

Interest Expense. Interest expense declined $328,000, or 16.6%, to $1.7 million for the three months ended September 30, 2014 from $2.0 million for the three months ended September 30, 2013. Interest expense on deposits fell $298,000, or 17.8%, despite an increase of $153.7 million, or 18.0%, in the average balance of interest-bearing deposits to $1.0 billion in the third quarter of 2014. The decline in interest expense on deposits was driven by a drop in the cost of deposits to 0.54% in the third quarter of 2014 from 0.78% in the third quarter of 2013. This reflects the execution of a strategic initiative to transform the Company’s retail banking franchise and lower the cost of core deposits. The Nantucket Bank acquisition was consistent with this goal as the deposits obtained in that acquisition had a composite rate of 0.34% on the acquisition date. Interest expense on borrowings declined $30,000, or 9.8%, to $275,000 for the three months ended September 30, 2014 from $305,000 for the three months ended September 30, 2013. The decline was due to a slight decline of $3.8 million, or 2.5%, in the average balance of borrowings to $145.8 million in the third quarter of 2014 as the pay down of some short-term borrowings with a portion of the stock offering proceeds was offset by an increase in borrowings to support loan growth. The cost of borrowings declined to 0.75% in the third quarter of 2014 from 0.81% in the third quarter of 2013.

Compared to the first nine months of 2013, interest expense declined $1.2 million, or 19.4%, to $5.0 million for first nine months of 2014. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits fell $1.2 million, or 23.3% as a decline in the cost of interest bearing deposits to 0.54% for the first nine months of 2014 from 0.85% in the first nine months of 2013 was partially offset by an increase of $173.0 million, or 20.8%, in the average balance of interest bearing deposits to $1.0 billion in the current year period from $832.1 million a year ago. Interest expense on borrowings increased $42,000, or 4.9%, to $905,000 for the first nine months of 2014 as a $53.7 million, or 45.2%, increase in the average balance of borrowings was partially offset by a decline in cost to 0.70% in the first nine months of 2014 from 0.97% in the first nine months of 2013.

Provision for Loan Losses. The provision for loan losses was $1.4 million in the third quarter of 2014 compared to $1.1 million in the third quarter of 2013. The provision for loan losses was $3.1 million for both the first nine months of 2014 and the first nine months of 2013. The provision in all periods reflects management’s assessment of the risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% at both September 30, 2014 and June 30, 2014, compared to 1.25% at December 31, 2013. The decline in the allowance coverage ratio from December 31, 2013 reflects placing the loans obtained in the January 2014 Nantucket Bank acquisition on the balance sheet at estimated fair value. As a result, there was no associated allowance for loan losses established on the Nantucket Bank loans which resulted in an overall lower allowance coverage ratio for the Company. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Given the significant overall level of growth in the Company’s loan portfolio in new loan segments during the first nine months of 2013, the Company increased the unallocated component of the allowance in recognizing the increased uncertainty within the general reserves for these new segments. Since then, however, more of the reserve has been allocated to specific loan categories and the unallocated component has declined to 5.2% of the total allowance for loan losses at September 30, 2014 from 7.1% at December 31, 2013 and 8.0% at September 30, 2013.

Noninterest Income. Noninterest income increased $228,000, or 7.2% from the third quarter of 2013 to $3.4 million in the third quarter of 2014. The third quarter of 2014 includes a $1.3 million pension curtailment gain related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014, a $240,000 gain on the sale of jumbo residential mortgage portfolio loans as compared to an $81,000 loss in the third quarter of 2013, and increases of $189,000 in deposit account fees and $176,000 in interchange and ATM fees primarily driven by the additional transaction accounts acquired in the Nantucket Bank acquisition. Partially offsetting these improvements was a $904,000 drop in gains from sales of securities, the absence of a $401,000 bank-owned life insurance death benefit gain recognized in the third quarter of 2013, a $319,000 decline in loan level derivative income from fewer conversions of commercial loans from floating to fixed rate and the absence of $283,000 of gains on trading assets recognized in the third quarter of 2013 as the trading operation was discontinued.

Noninterest income declined $4.9 million, or 40.3%, from the first nine months of 2013 to $7.3 million in the first nine months of 2014. The decline was mainly driven by a $3.6 million decrease in securities gains, the absence of $1.9 million of bank-owned life insurance death benefit gains recognized in 2013, a $535,000 decline in gains on trading assets as the trading operation was discontinued, and a $424,000 decline in mortgage banking income reflecting a lower level of conforming loan sales. These declines were partially offset by increases of $556,000 in deposit account fees and $434,000 in interchange and ATM fees primarily driven by the additional transaction accounts acquired in the Nantucket Bank acquisition. In addition, the 2014 period includes a $240,000 gain on the sale of jumbo residential mortgage portfolio loans compared to a gain of $535,000 in 2013.

Noninterest Expense. Noninterest expense was $17.7 million in the third quarter of 2014, up $10.1 million, or 133.2%, from the third quarter of 2013. The increase in noninterest expense was mainly due to a $7.0 million expense in the third quarter of 2014 related to the Company's funding of a new charitable foundation that was set up at the time of the July 2014 mutual-to-stock conversion. In addition, the third quarter of 2014 also included compensation expense of $488,000 related to the implementation of the employee stock ownership plan. The noninterest expense comparison with the prior year quarter was also heavily impacted by the January 2014 Nantucket Bank acquisition, which caused noninterest expense to increase approximately $1.4 million compared to the third quarter of 2013 taking into account operating expenses, core deposit intangible amortization, and one-time acquisition costs. In addition, operating expenses were boosted in 2014 by higher advertising of $500,000. On a full time equivalent basis, total employees were 198 at September 30, 2014 compared to 146 at September 30, 2013.

For the first nine months of 2014, noninterest expense was $38.7 million, up $16.0 million, or 70.3%, from the first nine months of 2013. The increase in noninterest expense was mainly due to the same factors described above that contributed to the increase in the quarterly comparison including the $7.0 million expense related to the Company's funding of a new charitable foundation and the $488,000 of compensation expense related to the implementation of the employee stock ownership plan. The January 2014 Nantucket Bank acquisition caused a $5.0 million increase in expenses in the 2014 period compared to the first nine months of 2013, including operating expenses of approximately $3.0 million, deposit intangible amortization of $1.3 million and an increase in one-time acquisition costs of approximately $700,000. In addition, operating expenses were boosted by higher costs related to the Bank's transformation into a diversified community bank and there was $869,000 of expenses incurred during the first nine months of 2014 related to the mutual-to-stock conversion.

Income Tax Provision. The Company recorded an income tax benefit of $1.4 million in the third quarter of 2014 and had an effective tax rate in the quarter of 32.6%. In the third quarter of 2013, there was a tax benefit of $214,000 on pre-tax income of $405,000. For the first nine months of 2014, the Company recorded an income tax benefit of $1.7 million and had an effective tax rate of 37%. For the first nine months of 2013, the Company recorded an income tax provision of $184,000 and had an effective tax rate of 5.3%. The tax provision or benefit in any period is a function of the size of pre-tax earnings as well as the level of tax exempt income. The third quarter of 2013 and the first nine months of 2013 included a higher level of tax exempt income primarily due to the receipt of the tax exempt bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2014
Real estate loans and lines:
1-4 family residential	6	$1,192	7	$1,144	13	$2,336
Home equity	—	—	1	474	1	474
Total real estate loans and lines	6	1,192	8	1,618	14	2,810
Consumer loans	—	—	2	20	2	20
Total loans	6	$1,192	10	$1,638	16	$2,830
At December 31, 2013
Real estate loans and lines:
1-4 family residential	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	—	$196	7	$864	9	$1,060

Total loans 60 or more days past due increased $1.8 million or 167.0%, to $2.8 million at September 30, 2014 from $1.1 million at December 31, 2013, reflecting an increase of $774,000 in loans 90 days or more past due and a increase of $996,000 in loans 60 to 89 days past due. Of the loans 60 days or more past due at September 30, 2014, $2.6 million are included in nonperforming assets. Delinquent loans at September 30, 2014 included $474,000 of loans acquired in the January 2014 Nantucket Bank acquisition that are 90 days or more past due.
Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at September 30, 2014 and December 31, 2013.

	At September 30, 2014	At December 31, 2013
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$3,684	$1,706
Home equity	577	36
Consumer	46	—
Total non-accrual loans	4,307	1,742
Performing troubled debt restructurings	259	279
Total non-performing assets and performing troubled debt restructurings	$4,566	$2,021
Ratios:
Non-accrual loans to total loans	0.38%	0.23%
Non-performing assets to total assets	0.27%	0.15%

Non-performing assets increased to $4.6 million, or 0.27% of total assets, at September 30, 2014 from $2.0 million, or 0.15% of total assets, at December 31, 2013.   Non-performing assets at September 30, 2014 included $586,000 of assets acquired in the Nantucket Bank acquisition, the vast majority of which are home equity loans. There was also an increase in 1-4 family nonaccrual loans unrelated to the Nantucket Bank acquisition.
The following table sets forth the amounts of classified loans, loans designated as special mention and criticized loans (classified loans and loans designated as special mention) as of the dates indicated.

	At September 30, 2014	At December 31, 2013
	(In thousands)
Classified loans:
Substandard	$10,616	$1,707
Doubtful	693	693
Loss	—	—
Total classified loans	11,309	2,400
Special mention	4,956	2,819
Total criticized loans	$16,265	$5,219

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2014, there were $10.6 million in substandard loans compared to $1.7 million at December 31, 2014. The increase in substandard loans relates to one commercial credit. This loan is not considered impaired and the Company continues to monitor the situation closely. As of September 30, 2014, there were $5.0 million of assets designated as special mention compared to $2.8 million at December 31, 2013. At June 30, 2014, special mention loans were $15.8 million and total criticized loans were $17.9 million. At September 30, 2014, we have not identified any potential problem loans that are not included in the table above.
Allowance for Loan Losses. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended September 30,		Nine months ended September 30, 2014
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$11,292	$7,622	$9,671	$5,550
Charge-offs:
Real estate:
1-4 family residential	—	(67)	(19)	(165)
Consumer loans	(9)	(10)	(42)	(32)
Total charge-offs	(9)	(77)	(61)	(197)
Recoveries:
Real estate:
1-4 family residential	—	—	—	235
Total recoveries	—	—	—	235
Net (charge-offs) recoveries	(9)	(77)	(61)	38
Provision for loan losses	1,438	1,136	3,111	3,093
Balance at end of period	$12,721	$8,681	$12,721	$8,681
Ratios:
Net (charge-offs) recoveries to average loans outstanding	—%	(0.05)%	(0.01)%	0.01%
Allowance for loan losses to non-accrual loans at end of period	295%	291%	295%	291%
Allowance for loan losses to total loans at end of period(1)	1.13%	1.27%	1.13%	1.27%

(1)	Total loans does not include deferred costs or discounts.

The allowance for loan losses as a percentage of total loans was 1.13% at September 30, 2014 compared to 1.27% at September 30, 2013. The $102.2 million of loans obtained in the Nantucket Bank acquisition during the first quarter of 2014 were recorded at fair value and, as a result, there was no associated allowance for loan losses established at the January 18, 2014 closing. The $4.7 million fair valuation adjustment to the loans acquired in the Nantucket Bank acquisition included both an interest rate component and a credit adjustment for estimated losses.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At September 30, 2014		At December 31, 2013
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$3,429	41.31%	$2,835	47.26%
Home equity	350	5.62	247	3.31%
Commercial	3,640	32.92	2,608	29.61%
Construction	955	5.08	303	2.14%
Commercial business loans	3,000	12.30	2,416	14.39%
Consumer loans	689	2.77	574	3.29%
Total allocated allowance	12,063	100.00%	8,983	100.00%
Unallocated	658		688
Total	$12,721		$9,671

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
As of September 30, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	2.52%
-100	0.83%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at September 30, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.52% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.83% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2014 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 5.9% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 1.0% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At September 30, 2014, we had $110.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $319.0 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At September 30, 2014, the market value of collateral pledged consisted of $555.0 million of residential and commercial mortgage loans and $23.0 million of U.S. Government and government-sponsored securities.
At September 30, 2014, the Company also had $32.0 million in available unsecured federal funds lines with a correspondent bank, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at September 30, 2014.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2014, cash and cash equivalents totaled $53.8 million, which was up from $40.3 million at December 31, 2013.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $236.0 million for the nine months ended September 30, 2014, largely in relation to the Nantucket Bank acquisition. Offsetting the increase in total deposits was a $32.9 million decline related to brokered deposits. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decrease in borrowings of $105.0 million for the nine months ended September 30, 2014. The funds from the stock offering referred to above were released on July 21, 2014 when the mutual-to-stock conversion closed and the funds were used in the short-term to pay down borrowings and brokered deposits.

At September 30, 2014, we had $42.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $147.0 million in unused lines of credit to borrowers and letters of credit and $30.4 million in undisbursed construction loans. Certificates of deposit due within one year of September 30, 2014 totaled $197.2 million or 17.1%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of September 30, 2014 totaled $170.7 million, or 14.8%, of total deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At September 30, 2014, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2014. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2014, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration by a former employee terminated by Blue Hills Bank in October 2013 alleging retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The complaint requests reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in the complaint are completely without merit and intend to vigorously defend this action and any other action instituted by the employee. We formally replied to the U.S. Department of Labor’s Occupational Safety and Health Administration on June 2, 2014.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
On July 21, 2014, Blue Hills Bancorp, Inc. completed the sale of 27,772,500 shares of its common stock, including 2,277,345 shares purchased by Blue Hills Bank’s employee stock ownership plan. The purchase of common stock by the ESOP was financed by a loan from Blue Hills Funding Corporation, a subsidiary of the Company. The following information is provided with respect to the Company’s sale of its common stock.

a.	The effective date of the Registration Statement on Form S-1 (File No. 333-194486) was May 14, 2014.

b.	Keefe, Bruyette & Woods, Inc. acted as marketing agent for the offering.

c.
The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 28,466,813 shares (including 694,313 shares contributed to the Blue Hills Bank Foundation) and the aggregate amount of such securities sold was 27,772,500 at $10.00 per share, which resulted in gross proceeds of $277.7 million.

d.
The expenses incurred in connection with the stock offering equaled approximately $4.5 million, including fees and expenses paid to marketing agent of $2.2 million. The net proceeds to the Company resulting from the offering after deducting expenses equaled approximately $281.1 million.

e.
The Company contributed approximately $7.0 million of the net proceeds of the offering to Blue Hills Bank Foundation. In addition, $22.8 million of the net proceeds was used to fund the loan to the employee stock ownership plan, and $18.7 million of the net proceeds was used to redeem SBLF preferred stock. The Company retained the remaining proceeds for general corporate purposes.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (loss) for the three and nine months ended September 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013, and (vi) the Notes to the unaudited Consolidated Financial Statements.
* Incorporated by reference to Blue Hills Bancorp, Inc.’s Registration Statement on Form S-1 (file no. 333-194486), initially filed with the Securities and Exchange Commission on March 11, 2014.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: November 7, 2014	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: November 7, 2014	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer