Form 10-K
period 2014-12-31
Blue Hills Bancorp, Inc.
filed 2015-03-26
CIK 1601545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number 001-36551

Blue Hills Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-5429062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Norwood Park South, Norwood, Massachusetts	02062 Zip Code
(Address of Principal Executive Offices)
(617) 361-6900
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☑	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $0.

As of March 13, 2015, there were 28,466,813 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

BLUE HILLS BANCORP, INC.
2014 FORM 10-K ANNUAL REPORT

PART I
ITEM 1.    BUSINESS

This Annual Report contains forward-looking statements, which can be identified by the use of words such as “estimate,” “project,” “believe,” “intend,” “anticipate,” “plan,” “seek,” “expect,” “will,” “may” and words of similar meaning. These forward-looking statements include, but are not limited to:

•	statements of our goals, intentions and expectations;

•	statements regarding our business plans, prospects, growth and operating strategies;

•	statements regarding the asset quality of our loan and investment portfolios; and

•	estimates of our risks and future costs and benefits.

These forward-looking statements are based on our current beliefs and expectations and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. We do not undertake any obligation to update any forward-looking statements after the date of this Annual Report, except as required by law.
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

Because of these and a wide variety of other risks and uncertainties, including those included in this annual report under “Item1A. Risk Factors,” our actual future results may be materially different from the results indicated by these forward-looking statements.

Blue Hills Bancorp, Inc.

Blue Hills Bancorp, Inc. (“Blue Hills Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Blue Hills Bank (the “Bank”). Blue Hills Bancorp was incorporated in February 2014 to become the holding company of the Bank in connection with the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Bank’s former holding company. On July 21, 2014, we completed our initial public offering of common stock in connection with the conversion, selling 27,772,500 shares of common stock at $10.00 per share for approximately $277.7 million in gross proceeds, including 2,277,345 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 694,313 shares of our common stock and contributed $57,000 in cash to the Blue Hill Bank Foundation. At December 31, 2014, we had consolidated assets of $1.7 billion, consolidated deposits of $1.2 billion and consolidated equity of $411.6 million. Other than holding the common stock of Blue Hills Bank, Blue Hills Bancorp has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities.

The executive and administrative office of Blue Hills Bancorp, Inc. is located at 320 Norwood Park South, Norwood, Massachusetts 02062, and its telephone number at this address is (617) 361-6900.  Our website address is www.bluehillsbancorp.com.  Information on our websites is not and should not be considered to be a part of this annual report.

Blue Hills Bank

Blue Hills Bank was organized in 1871 and is a Massachusetts-chartered savings bank headquartered in Hyde Park, Massachusetts. We provide financial services to individuals, families and small to mid-size businesses online and through our ten full-service branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood and West Roxbury, Massachusetts. Our three branches in Nantucket were acquired in January 2014 (“Nantucket Bank Acquisition”), and operate under the name Nantucket Bank, a division of Blue Hills Bank. Our primary deposit-taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts, and our primary lending market is more broadly based in eastern Massachusetts.

Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowing, in one- to four- family residential mortgage loans, commercial real estate loans, commercial business loans and investment securities. To a much lesser extent we have home equity loans and lines of credit and consumer loans. We offer a full range of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs. Through our bundled products, we offer reduced fees and higher interest rates on relationship checking and savings accounts and certificates of deposit.
Blue Hills Bank’s main banking office is located at 1196 River Street, Hyde Park, Massachusetts 02136. Our telephone number at this address is (617) 361-6900. Our website address is www.bluehillsbank.com. Information on our websites is not and should not be considered part of this annual report.
Available Information
The Company is a public company and files interim, quarterly and annual reports with the Securities and Exchange Commission. These respective reports are on file and a matter of public record with the Securities and Exchange Commission and may be read and copied at the Securities and Exchange Commission’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).
Market Area
    We provide financial services to individuals, families and small to middle-market businesses online and through our ten full-service branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood and West Roxbury, Massachusetts. Our primary deposit taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts. Our primary lending market encompasses a broader region of eastern Massachusetts. In addition, we also make loans secured by properties and the assets of businesses located outside of our primary lending market area. These loans are typically made to businesses headquartered or operating in eastern Massachusetts.

Due to our proximity to Boston, our market area benefits from the presence of numerous institutions of higher learning, medical care and research centers and the corporate headquarters of several financial investment companies. Eastern Massachusetts also has many high technology companies employing personnel with specialized skills. As a result, healthcare, high-tech and financial services companies constitute major sources of employment in our regional market area, as well as the colleges and universities that populate the Boston Metropolitan Statistical Area (“MSA”). These factors affect the demand for residential homes, apartments, office buildings, shopping centers, industrial warehouses and other commercial properties. Tourism also is a prominent component of our market area’s economy, as Boston annually ranks as one of the nation’s top tourist destinations.

Population and household data indicate that the market surrounding our branches is a mix of urban and suburban markets. Suffolk County, where the city of Boston is located, and Norfolk County are two of the largest counties in Massachusetts, with populations of approximately 760,000 and 690,000, respectively. Suffolk County experienced relatively strong demographic growth from 2010 to 2014, at 1.2% annually, which exceeded both the national and state growth rates of 0.7% and 0.6%. Norfolk County, which is a suburban market with a larger commuter population, experienced moderate population growth from 2010 to 2014, at 0.6% annually. Nantucket County is a popular tourist destination and summer colony and, thus has seasonal fluctuations in population. Nantucket County has 10,000 full time residents, which expands to a population approximating 100,000 during the peak of the summer vacation season. From 2010 to 2014, Nantucket County experienced annual population growth of 0.7%. Household growth rates paralleled population growth trends in all three market counties, with Suffolk County displaying the fastest household growth and Nantucket and Norfolk Counties exhibiting similar increases in households. Recent population and household growth trends are generally projected to continue over the next five years.

Income measures show that Suffolk County is a relatively low-income market, characterized by its urban demographic in the city of Boston. Median household income for Suffolk County fell below both national and state measures, while per capita income exceeded the national measure but was below the state measure. Comparatively, income measures show that Norfolk and Nantucket counties are relatively affluent markets. Norfolk County is the wealthiest county in the state of Massachusetts and is characterized by a high concentration of white collar professionals who work in the Boston MSA. Nantucket County is a prestigious vacation destination targeted towards high-income visitors, with home values among the highest in the country. Median household and per capita income measures for Norfolk and Nantucket Counties are both well above the comparable U.S. and Massachusetts income measures. Projected income growth measures were generally in line with the comparable projected growth rates for the U.S. and Massachusetts, although Nantucket County’s projected income growth rates were at the low end of the range of projected growth rates for the primary market area counties as well as the U.S and Massachusetts.

The November 2014 unemployment rates for Norfolk, Suffolk and Nantucket Counties, at 4.5%, 5.3% and 5.3%, respectively, were below the comparable unemployment rates for the U.S. and Massachusetts, at 5.8% and 5.8%, respectively. The U.S., Nantucket, Norfolk and Suffolk Counties, along with the state of Massachusetts, all reported lower unemployment rates for November 2014 compared to a year ago.
Competition

We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide.
Our deposit sources are primarily concentrated in the communities surrounding our ten full-service branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood and West Roxbury, Massachusetts. As of June 30, 2014 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked eighteenth of 49 banks and thrift institutions with offices in Norfolk County, Massachusetts, with a 1.30% market share. As of that same date, we ranked twelfth of 44 banks and thrift institutions with offices in the County of Suffolk, Massachusetts, with a 0.45% market share. Also, as of that same date, we ranked first of four banks and thrift institutions with offices in the County of Nantucket, Massachusetts, with a 45.97% market share.

Lending Activities
Our primary lending activity is the origination of 1-4 family residential mortgage loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit, other consumer loans and construction loans. Most loans are to borrowers in our core market of eastern Massachusetts but to diversify risk we also have loans to borrowers located outside of eastern Massachusetts.

 Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated. Loans held for sale amounted to $14.6 million, $765,000, $0, $0, and $582,000 at December 31, 2014, 2013, 2012, 2011, and 2010, respectively, which are not included in 1-4 family residential loans below.

	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans and lines:
1-4 family residential	$460,273	40.13%	$364,942	47.26%	$311,713	63.27%	$264,167	94.64%	$191,591	94.04%
Home equity	61,750	5.38	25,535	3.31%	25,062	5.09	2,925	1.05	3,044	1.49%
Commercial	387,807	33.81	228,688	29.61%	100,904	20.48	7,656	2.74	6,327	3.10%
Construction	53,606	4.67	16,559	2.14%	5,753	1.17	656	0.24	1,236	0.60%
Total real estate loans and lines	963,436	83.99	635,724	82.32	443,432	90.01	275,404	98.67	202,198	99.23%
Commercial business loans	151,823	13.24	111,154	14.39	33,762	6.85	1,000	0.36	1,000	0.49%
Consumer loans	31,778	2.77	25,372	3.29	15,473	3.14	2,710	0.97	549	0.28%
Total loans	1,147,037	100.00%	772,250	100.00%	492,667	100.00%	279,114	100.00%	203,747	100.00%
Other items:
Allowance for loan losses	(12,973)		(9,671)		(5,550)		(3,501)		(2,478)
Deferred loan costs and discounts	(1,150)		2,003		1,090		915		165
Total loans, net	$1,132,914		$764,582		$488,207		$276,528		$201,434

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2014, but does not include scheduled payments or potential payments. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Balances noted below do not reflect fair value adjustments, discounts or deferred costs and fees.

	1-4 Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$28	4.74%	$1	8.00%	$17,310	3.06%	$14,694	2.42%
2016	94	6.07	47	5.00	717	4.84	3,948	3.17
2017	466	5.62	64	6.47	52,130	2.87	20,585	3.73
2018 to 2019	2,702	5.07	108	5.87	88,308	3.02	95	2.91
2020 to 2024	13,490	3.92	1,166	6.07	203,339	3.06	13,116	3.38
2025 to 2029	39,632	3.68	3,600	5.18	12,607	3.31	900	3.38
2030 and beyond	404,129	3.97	56,764	3.44	13,396	3.63	—	—
Total	$460,541	3.95%	$61,750	3.60%	$387,807	3.05%	$53,338	3.25%

	Commercial Business Loans		Consumer Loans		Total Loans
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2015	$18,337	2.85%	$264	11.86%	$50,634	2.84%
2016	2,685	2.37	62	10.38	7,553	3.15
2017	33,551	2.61	316	6.83	107,112	2.98
2018 to 2019	77,132	3.24	1,483	6.54	169,828	3.19
2020 to 2024	18,618	5.05	15,277	6.25	265,006	3.45
2025 to 2029	1,500	2.91	14,351	5.42	72,590	4.02
2030 and beyond	—	—	25	3.57	474,314	3.90
Total	$151,823	3.26%	$31,778	5.95%	$1,147,037	3.56%
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2014 that are contractually due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans and lines:
1-4 family residential	$279,298	$181,215	$460,513
Home equity	3,338	58,411	61,749
Commercial real estate	69,171	301,326	370,497
Construction	8,151	30,493	38,644
Total real estate loans and lines	359,958	571,445	931,403
Commercial business loans	16,161	117,325	133,486
Consumer loans	31,514	—	31,514
Total loans	$407,633	$688,770	$1,096,403

1-4 Family Residential Mortgage Loans. At December 31, 2014, $460.3 million, or 40.1%, of our loan portfolio, consisted of 1-4 family residential mortgage loans with $29.4 million comprised non-owner occupied properties. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of generally up to 30 years.
Some of the housing stock in our primary lending market area comprises two-, three- and four-unit properties, all of which are classified as 1-4 family residential mortgage loans.
Our 1-4 family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, which are referred to as “jumbo loans”, which are common in our market area. We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. During the year ended December 31, 2014, we originated $154.2 million of 1-4 family residential loans and purchased $65.1 million of 1-4 family residential loans through correspondents. We currently have relationships with several correspondents consisting of mortgage brokers and community banks. See “Lending Activities-Loan Originations, Purchases, Sales, Participations and Servicing.”
We originate our adjustable-rate 1-4 family residential mortgage loans with initial interest rate adjustment periods of one, three, five, seven and ten years, based on changes in a designated market index. These loans are limited to a 200 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 400 to 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac in the secondary mortgage market.  In particular, we determine whether a borrower qualifies for an adjustable-rate mortgage loan with an initial fixed-rate period of five years or less based on the ability to repay both principal and interest using an interest rate which is 2.0% above the initial interest rate, including a reasonable estimate of real estate taxes and insurance, and taking into account the maximum debt-to-income ratio stipulated in the underwriting guidelines in the secondary mortgage market.  The qualification for an adjustable-rate mortgage loan with an initial fixed-rate period exceeding five years is based on the borrower’s ability to repay at the initial fixed interest rate.
We will originate 1-4 family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We will originate loans with loan-to-value ratios of up to 95% with private mortgage insurance and where the borrower’s debt does not exceed 45% of the borrower’s monthly cash flow. To encourage lending to low- and moderate-income home buyers, we participate in several publicly-sponsored loan programs including the Massachusetts Housing Finance Agency program which provides competitive terms for loans with higher loan-to-value ratios than are available with conventional financing; the Federal Home Loan Banks Equity Builder Program which provides closing cost and down payment assistance to income-eligible home buyers; and the Mass Housing Partnership’s One program that contains a number of attractive features for low- and moderate-income home buyers.
The majority of the conforming fixed-rate 1-4 family residential mortgage loans we originate are sold into the secondary market, mainly to the Federal Home Loan Bank of Boston with servicing retained. Historically, we have also sold loans to Freddie Mac and retain servicing on these loans. For the year ended December 31, 2014, we received servicing fees, including credit enhancement fees, of $75,000 on mortgage loans that we serviced for third parties. At December 31, 2014, the unpaid principal balance of loans serviced for others totaled $56.3 million.

We generally do not offer “interest only” mortgage loans on 1-4 family residential properties. We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, outside of the publicly-sponsored loan programs mentioned previously, we generally do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).
Commercial Real Estate. At December 31, 2014, $387.8 million, or 33.8%, of our loan portfolio consisted of commercial real estate loans, of which $44.7 million were acquired in the Nantucket Bank Acquisition. At December 31, 2014, substantially all of our commercial real estate was secured by properties located in eastern Massachusetts. In addition, the vast majority of the commercial real estate loans in our portfolio were originated by us as lead lender, rather than loans that we have purchased or obtained through participations.

Our commercial real estate mortgage loans are primarily secured by office buildings, multi-family apartment buildings, owner-occupied businesses and industrial buildings. As of December 31, 2014, our largest commercial real estate loan relationship totaled $15.7 million, which financed office buildings. At that date we had 14 other commercial real estate loan relationships with outstanding principal balances exceeding $10.0 million.

Our commercial real estate loans generally have terms of three to ten years with adjustable, LIBOR-based, FHLB Classic Advance or WSJ Prime rates of interest. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

To facilitate qualified commercial customers’ access to fixed-rate financing, we enter into loan-level interest rate swaps. These swap agreements enable the Bank to write LIBOR-based, adjustable-rate loans, whereas customers ultimately pay a fixed interest rate. Interest rate risk associated with these loans is controlled by entering into offsetting positions with third parties. Credit risk is minimized by limiting transactions to highly rated counterparties and through collateral agreements. Collateral is required to be exchanged when the valuation reaches agreed upon thresholds, for certain counterparties. We generally receive fees for acting as an intermediary in these interest rate swap agreements. As of December 31, 2014, the notional value of interest rate swaps on loans with commercial loan customers amounted to $203.0 million, and we earned fee income of $660,000 from customer swaps in 2014. As a rule we do not arrange swap agreements for unqualified customers, such as those which would be classified as Small Enterprises with assets of less than $10.0 million.

In underwriting commercial real estate loans we consider a number of factors, which include the projected net cash flow to the loan’s debt service requirement (generally requiring a minimum of 125%), the age and condition of the collateral, a market analysis of particular assets by geographic location, the financial resources and income level of the sponsor and the sponsor’s experience in owning or managing similar properties. Commercial real estate and multi-family real estate loans are generally originated in amounts up to 75% of the appraised value or the purchase price of the property securing the loan, whichever is lower. When circumstances warrant, guarantees are obtained from commercial real estate and multi-family real estate sponsors. In addition, the sponsor’s and guarantor’s financial information on such loans is monitored on an ongoing basis by requiring periodic financial statement updates.

Commercial real estate loans generally entail greater credit risks compared to the 1-4 family residential mortgage loans we originate, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment of loans secured by income-producing properties typically depends on the successful operation of the property, as repayment of the loan generally is dependent, in large part, on sufficient income from the property to cover operating expenses and debt service. Changes in economic conditions that are not in the control of the borrower or lender could affect the value of the collateral for the loan or the future cash flow of the property. Additionally, any decline in real estate values may be more pronounced for commercial real estate and multi-family real estate than for 1-4 family residential properties.
Home Equity Loans and Lines of Credit. In addition to traditional 1-4 family residential mortgage loans, we offer home equity lines of credit and, to a lesser extent, home equity loans, that are secured by the borrower’s primary residence, secondary residence or 1-4 family investment properties. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite 1-4 family residential mortgage loans. We offer these products online and through our branch office network.
At December 31, 2014, we had $61.8 million in home equity lines and loans outstanding, of which 99.1% were performing in accordance with original terms.  Of the loans outstanding at December 31, 2014, $29.6 million were acquired in the Nantucket Bank Acquisition and $17.2 million relate to a portfolio of first-lien home equity lines acquired in 2012. The latter consists of seasoned, first-lien home equity lines with strong credit characteristics and geographic dispersion in the United States and the loans are serviced by a third party.
The home equity lines of credit that we originate are revolving lines of credit which generally have a term of 25 years, with draws available for the first ten years. Our 25-year lines of credit are interest only during the first ten years, and amortize on a fifteen year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum loan-to-value ratios are determined based on an applicant’s credit score, property value, loan amount and debt-to-income ratio. Lines of credit above $500,000 require two full appraisals with the valuation being the lesser of the two. Lines of credit generally may not exceed a loan-to-value ratio of 75% unless the customer’s credit score (FICO) exceeds 700. Rates are adjusted monthly based on changes in a designated market index. We also originate fixed-rate home equity loans with terms up to 15 years, although in the current interest rate environment, fixed rate loans with terms greater than five years are not a priority.
Commercial Business Loans. We originate commercial term loans and variable lines of credit to businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring machinery and equipment. These loans are secured by all business assets including business equipment, inventory, accounts receivable, trademarks, other intangible assets and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2014, we had $151.8 million of commercial business loans, representing 13.2% of our total loan portfolio outstanding.
We have invested in the appropriate staff and systems as well as established our policies and procedures for the commercial business lending.  We have participated in large loans originated by other banks with customers operating in sectors where our commercial lenders previously had substantial experience. As of December 31, 2014, our two largest individual loans outstanding at December 31, 2014 amounted to $13.6 million and $13.2 million, respectively, and both loans were to borrowers with headquarters in New England that operate in the equipment leasing and retail industries.  In each case, these were participation loans syndicated by other banks and our total commitment in each case is $15.0 million, including the amounts outstanding.   At December 31, 2014, our two largest individual loan commitments were $20.0 million and were to borrowers with headquarters in New England that operate in the midstream logistics, marketing and wholesale supply of energy products.  In each case, these were participation loans syndicated by other banks and the amounts outstanding at December 31, 2014 were $11.4 million and $2.6 million, respectively.

As part of a strategy to diversify risk, in 2013 we purchased at par a portfolio of $46.3 million of loans to franchisees with a global restaurant chain.  These loans, secured by all business assets, consisted of seasoned business loans with strong credit characteristics spread across the United States.  At December 31, 2014, $17.8 million of such purchased portfolio remained outstanding.
When making commercial business loans, we consider the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Many of our loans are guaranteed by the principals of the borrower.
Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards and the experience of our lenders and credit department. The commercial lending units are responsible for the underwriting and documentation of new commercial loans, as well as the annual review of credit ratings of existing loans and special credit projects.
Construction Loans. We originate loans to established local developers to finance the construction of commercial and multi-family properties. To a lesser extent we originate loans to local builders and individuals to finance the construction of 1-4 family residential properties. At December 31, 2014, $53.6 million, or 4.7% of our loan portfolio consisted of construction loans. Commercial construction loans totaled $45.0 million, $16.4 million of which was secured by a cold storage facility and $14.7 million of which was secured by a luxury apartment complex development project located in our primary lending market area. As of December 31, 2014, our commitment to fund these two commercial construction projects totaled $31.8 million.
Our commercial construction loans generally call for the payment of interest only with interest rates that are tied to LIBOR. Construction loans for commercial real estate are originated with principal balances of up to $20.0 million with a loan-to-completed value ratio of 65% to 80%, depending on the type of property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans for income-producing properties usually is expected from permanent financing upon completion of construction. In the case of construction loans for 1-4 family residential properties, repayment normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own, with a permanent mortgage.

Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. The amount of funds disbursed per construction requisitions during the term of the construction loan is justified by a Bank-appointed construction engineer.
Construction financing generally involves greater credit risk than long-term financing on improved, tenanted investment real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost is inaccurate, we may be required to advance additional funds beyond the amount originally committed in order to protect the value of the property. Moreover, if the estimated value of the completed project is inaccurate, the borrower may hold a property with a value that is insufficient to assure full repayment of the construction loan upon the sale of the property. Construction loans also expose us to the risk that improvements will not be completed on time in accordance with specifications and projected costs. In addition, the ultimate sale or rental of the property may not occur as anticipated.
Consumer Loans. We offer consumer loans on a limited and selective basis. At December 31, 2014, $31.8 million, or 2.8%, of our loan portfolio, consisted of consumer loans, of which $30.3 million related to classic and collector automobile loans, and only $1.5 million related to other consumer loans.
Our portfolio of classic and collector automobile loans is the result of an initiative to increase our exposure to higher-yielding loan assets and diversify our credit portfolio, resulting in an agreement, initiated in late 2011, to purchase loans from a third-party originator. Pursuant to the terms of this agreement, we elect to purchase loans secured by classic and collector automobiles according to a defined price schedule which varies according to the terms of the loans and the credit quality of the borrower. Our primary considerations when originating these loans are the borrower’s ability to repay the loan and the value of the underlying collateral. The average FICO score of borrowers for these loans is 746 at origination. We may finance up to the full sales price of the vehicle. In order to mitigate our risk of loss, we have a 50% loss sharing arrangement with the third-party originator of these loans. Since the commencement of the program through December 31, 2014, we have purchased approximately $52.8 million in classic and collector automobile loans and recorded $24,000 of write downs.
Loan Originations, Purchases, Sales, Participations and Servicing. Loans that we originate are generally underwritten pursuant to our policies and procedures, which incorporate standard underwriting guidelines, including those of Freddie Mac and Fannie Mae in the case of residential mortgages, to the extent applicable. We originate both adjustable-rate and fixed-rate loans. Our loan origination and sales activity may be adversely affected by a rising interest rate environment that typically results in decreased loan demand and lower pricing in secondary markets.
In 2014, 70.3% of our 1-4 family residential mortgage loan originations were generated by our loan officers or referred by branch managers and employees located in our banking offices. We also source 1-4 family residential mortgages from correspondents that adhere to the Bank’s underwriting practices and are in compliance with federal, state and local laws and regulations governing fair lending practices and mortgage origination. In 2014, we purchased a total of $65.1 million of loans from correspondents.
In recent years, in an effort to manage interest rate risk in a relatively low interest rate environment, we sold a portion of fixed-rate 1-4 family residential mortgage loans that we originated. In 2014, we sold a total of $41.4 million of conforming and non-conforming residential mortgage loans, of which $8.9 million was sold with servicing released to other investors. We have retained the servicing on all loans sold to the Federal Home Loan Bank of Boston, and we have released the servicing on loans sold to other mortgage investors, such as the Massachusetts Housing Finance Agency and banks seeking exposure to non-conforming loans. Included in the $41.4 million of residential mortgage loans sold in 2014 were $27.4 million of non-conforming portfolio loans. We intend to continue the practice of selling some of our non-conforming residential mortgage loans in the future, subject to our interest rate risk appetite, mortgage loan pricing in the secondary market and the pricing of servicing rights.
We have sold mortgage loans to the Federal Home Loan Bank of Boston through the Mortgage Partnership Finance (“MPF”) program, which generally has required us to retain approximately 5% of credit risk, for which we were paid a credit enhancement fee. We have also sold loans to the Federal Home Loan Bank of Boston through a different program without retaining any credit risk. In 2014 we sold a total of $3.1 million of mortgage loans to the Federal Home Loan Bank of Boston, through a program that does not require credit risk retention. To date, we have sold at total of $24.8 million of loans to the Federal Home Loan Bank of Boston through the MPF program with credit risk retention. At December 31, 2014, the credit risk retained by us on loans sold through the MPF program amounted to $1.2 million, or 4.7% of the volume of loans sold through the MPF program.

Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2014, we received servicing fees, including credit enhancement fees, of $75,000 on mortgage loans that we serviced for third parties. At December 31, 2014, the unpaid principal balance of loans serviced for others totaled $56.3 million.
In order to have access to larger customers and diversify risk, from time to time we will participate in portions of commercial business loans with other banks within our market area. Pursuant to these loan participations, the Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. When we are not lead lender, we always follow our customary loan underwriting and approval policies. In cases where the Bank has transferred a portion of its originated commercial loan to participating lenders, the Bank continues to service the loan as agent of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees, if applicable) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2014, we held $155.4 million of commercial business and commercial real estate loans in our portfolio that were participation loans obtained from other lenders, and we serviced $21.9 million in loans for other lenders participating in loans originated by us.

The following table shows the loan origination, acquisition, purchase, sale and repayment activities for the periods indicated.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Originations by type:
Real Estate Loans:
1-4 family	$154,188	$70,107	$75,988	$45,606	$55,733
Commercial real estate	125,370	142,768	96,558	2,138	—
Construction	35,991	1,327	3,705	—	—
Home equity	7,988	3,235	2,096	325	793
Total real estate loans	323,537	217,437	178,347	48,069	56,526
Commercial business loans	31,627	50,177	10,928	210	—
Consumer loans	1,204	132	605	699	826
Total loans originated	356,368	267,746	189,880	48,978	57,352

Acquired: (1)
Real Estate Loans:
Commercial real estate	57,967	—	—	—	—
Home equity	39,996	—	—	—	—
Total real estate loans	97,963	—	—	—	—
Commercial business loans	3,862	—	—	—	—
Consumer loans	444	—	—	—	—
Total loans acquired	102,269	—	—	—	—

Purchases (2):
Real Estate Loans:
1-4 family	65,091	104,556	89,136	88,006	14,805
Commercial real estate	—	13,168	19,055	—	240
Construction	22,262	18,534	494	—	—
Home equity	—	—	22,304	—	—
Total real estate loans	87,353	136,258	130,989	88,006	15,045
Commercial business loans	87,502	88,846	36,469	—	—
Consumer loans	15,654	17,367	16,906	2,909	—
Total loans purchased	190,509	242,471	184,364	90,915	15,045
Sales (3):
Real Estate Loans:
1-4 family	(41,417)	(51,022)	(24,957)	(1,623)	(28,225)
Commercial real estate	—	(3,600)	(15,806)	—	—
Construction	(95)	—	—	—	—
Total real estate loans	(41,512)	(54,622)	(40,763)	(1,623)	(28,225)
Commercial business loans	(208)	(11,868)	—	—	—
Total loans sold	(41,720)	(66,490)	(40,763)	(1,623)	(28,225)
Principal repayments:
Total principal repayments	(218,798)	(163,394)	(119,928)	(62,903)	(54,909)
Net increase (decrease)	$388,628	$280,333	$213,553	$75,367	$(10,737)
_______________________

(1)	Includes loans acquired in the Nantucket Bank Acquisition.

(2)	Includes loan purchases and participations by the Bank in loans originated or syndicated by other financial institutions.

(3)	Includes loan sales and participations by other financial institutions in loans originated or syndicated by the Bank.

Loan Approval Procedures and Authority. Our lending activities follow written underwriting standards and loan origination procedures approved by our board of directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral, if any, that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications. We do not discriminate in our lending decisions based on a borrower’s race, religion, national origin, gender, marital status or age.
Our policies and loan approval limits are approved by our board of directors. Aggregate lending relationships in amounts up to $5.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships which meet or exceed underwriting standards (Risk Ratings 1-5) between $5.0 million and $30.0 million require the approval of the Management Credit Committee. Relationships above $20.0 million deemed “bankable with care” (Risk Rating 6) require the approval of the board of directors. Our Chief Risk Officer generally must approve loans in excess of $1.0 million.
Each of the commercial lending units is responsible for the underwriting and documentation of new commercial loans as well as the ongoing review of credit ratings of existing loans and special credit projects. Our Chief Risk Officer reviews the servicing and risk rating of all criticized loans and loans rated “bankable with care” on the watch list no less frequently than monthly. Our VP-Loan Review reviews all commercial business and construction loans quarterly, and commercial real estate loans no less frequently than annually. We consider our Chief Risk Officer and VP-Loan Review to be independent because they have no loan production goals and have annual performance objectives based on credit quality and credit risk management.
We require appraisals by a third party appraiser based on a comparison with current market sales for all real property securing 1-4 family residential mortgage loans, multi-family loans and commercial real estate loans, although home equity loans and lines of credit may be approved based on an Automated Valuation Model (AVM). All appraisers are independent, state-licensed or state-certified appraisers and are approved by the board of directors annually.
Non-Performing and Problem Assets
When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment fee is generally assessed and a notice mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. By the 36th day of delinquency, we will attempt to establish live contact with borrowers and inform them of loss mitigation options that may be available, providing the borrowers with written notice containing information about those loss mitigation options by the 45th day of delinquency. By the 150th day of delinquency (regardless of accrual status) , unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. In addition, a property appraisal is made to determine the condition and market value. The account will be monitored on a regular basis thereafter as a non-accrual loan. In attempting to resolve a default on a residential mortgage loan, Blue Hills Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure.
When automobile finance loans become 10 to 15 days past due, a late fee is charged according to applicable guidelines. When the loan is 11 days past due, the customer will receive a phone call from our servicer requesting a payment. Letters are generated at 15, 25 and 34 days past due. A letter stating our intent to repossess the automobile goes to the customer 21 days prior to repossession, which is triggered at 45 days past due. Vehicles are assigned for repossession at 65 to 70 days past due; the customer has 21 days for right of redemption until the vehicle is sold. Automobile loans are placed on non-accrual status at 90 days past due and charged off at 120 days past due.
Because of the nature of the collateral securing consumer loans, we may commence collection procedures faster for consumer loans than for residential mortgage loans or home equity lines of credit.
Small business loans that are past due 5 days are referred to the EVP, Chief Retail Officer, who will after 10 days direct efforts to bring the loan current. After 30 days past due, the loan is placed on the Watch List, and if the loan has been downgraded to Special Mention, the Chief Risk Officer will determine whether the Vice President-Loan Review will assume day-to-day management of the credit or act in an advisory role with the goal of either bringing the loan current or maximizing recovery of principal and interest. All small business loans that are 30 days or more past due are regularly monitored by the lending unit and the Vice President-Loan Review and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

Commercial business loans that are past due are immediately referred to the EVP of Commercial Lending, who will direct efforts to bring the loan current. After 30 days past due the loan is placed on the Watch List, and, if the loan has been downgraded to Special Mention, the Vice President-Loan Review will assume day-to-day management, with the oversight of the Chief Risk Officer, of the loan for the purpose of either bringing the loan current or maximizing our recovery of principal and interest. All commercial loans that are 30 days or more past due, regardless of risk rating, are regularly monitored by the lending unit and the Vice President-Loan Review and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

Loans are placed on non-accrual status when payment of principal or interest is more than 90 days delinquent. Loans are also placed on non-accrual status if collection of principal or interest in full is in doubt. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed, and further income is recognized only to the extent received. The loan may be returned to accrual status if both principal and interest payments are brought current and full payment of principal and interest is expected.
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Non-accrual loans:
1-4 family	$3,876	$1,706	$2,209	$1,437	$1,596
Home equity loans and lines	578	36	—	—	—
Consumer	27	—	—	—	—
Total non-accrual loans	$4,481	$1,742	$2,209	$1,437	$1,596
Loans delinquent 90 days or greater and still accruing:
1-4 family	—	—	—	193	—
Commercial real estate	—	—	—	1,098	—
Total loans delinquent 90 days or greater and still accruing	—	—	—	1,291	—
Total non-performing assets	$4,481	$1,742	$2,209	$2,728	$1,596

Ratios:
Non-performing loans to total loans	0.39%	0.23%	0.45%	0.98%	0.78%
Non-performing assets to total assets	0.26%	0.13%	0.18%	0.28%	0.18%

For the year ended December 31, 2014 gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $244,000. Interest income recognized on such loans for the year ended December 31, 2014 was $187,000.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. The table below sets forth the amounts our residential troubled debt restructurings at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Performing troubled debt restructurings	$255	$279	$—	$22	$—
Nonaccrual troubled debt restructurings	467	260	568	—	30
Total	722	539	568	22	30

Performing troubled debt restructurings as a % of total loans	0.02%	0.04%	—%	0.01%	—%
Nonaccrual troubled debt restructurings as a % of total loans	0.04%	0.03%	0.12%	—%	0.01%
Total troubled debt restructurings as a % of total loans	0.06%	0.07%	0.12%	0.01%	0.01%
At December 31, 2014, we had $722,000 of troubled debt restructurings related to residential mortgage loans, of which $255,000 were performing in accordance with their restructured terms. For the year ended December 31, 2014, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $46,000. Interest income recognized on such modified loans for the year ended December 31, 2014 was $23,000.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014
Real estate:
1-4 Family	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372

At December 31, 2013
Real estate:
1-4 Family	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	2	$196	7	$864	9	$1,060

At December 31, 2012
Real estate:
1-4 Family	1	$232	5	$978	6	$1,210

At December 31, 2011
Real estate:
1-4 Family	1	$156	7	$1,630	8	$1,786
Construction	—	—	1	1,098	1	1,098
Consumer loans	1	1	—	—	1	1
Total loans	2	$157	8	$2,728	10	$2,885

At December 31, 2010
Real estate:
1-4 Family	1	$298	7	$2,049	8	$2,347
Consumer loans	2	4	—	—	2	4
Total loans	3	$302	7	$2,049	10	$2,351

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2014, we had no other real estate owned.
Classification of Assets. Our policies, consistent with regulatory guidelines, provide for the classification of loans and other assets that are considered to be of lesser quality as substandard, doubtful, or loss assets. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those assets characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets (or portions of assets) classified as loss are those considered uncollectible and of such little value that their continuance as assets is not warranted. Assets that do not expose us to risk sufficient to warrant classification in one of the aforementioned categories, but which possess potential weaknesses that deserve our close attention, are required to be designated as special mention.
We maintain an allowance for loan losses at an amount estimated to equal all credit losses incurred in our loan portfolio that are both probable and reasonable to estimate at a balance sheet date. Our determination as to the classification of our assets and the amount of our loss allowances is subject to review by regulatory agencies, which may require that we establish additional loss allowances. We regularly review our asset portfolio to determine whether any assets require classification in accordance with applicable regulations.
The following table sets forth our amounts of classified loans, loans designated as special mention and criticized loans (classified loans and loans designated as special mention) as of the dates indicated.

	At December 31,
	2014	2013	2012
	(In thousands)
Classified loans:
Substandard	$1,362	$1,707	$1,286
Doubtful	709	693	646
Loss	—	—	—
Total classified loans	2,071	2,400	1,932
Special mention	4,966	2,819	1,932
Total criticized loans	$7,037	$5,219	$3,864

At December 31, 2014, we had $1.4 million of substandard assets, of which $1.3 million were residential mortgage loans. At December 31, 2014, special mention assets consisted of $5.0 million of which $3.1 million were 1-4 family residential mortgage loans, $852,000 were home equity, $863,000 were commercial business and $156,000 were commercial real estate loans. Loans classified as doubtful at December 31, 2014 and 2013 consist primarily of 1-4 family residential mortgages.
Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2014, we had no potential problem loans that are not discussed above under “Classification of Assets.”

Allowance for Loan Losses
We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged to the allowance for loan losses and all recoveries are credited to it. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP.
The allowance for loan losses is based on the size and composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. In estimating an appropriate allowance for loan losses, we recognize that our own relevant loss experience is limited as a result of our change in lending strategy over recent years. As such, commencing in 2012, we evaluated the most recent eight years of state and national FDIC loss data for comparable sized savings institutions to determine the allowance for loan losses for all loan segments. Management believes this 8-year period is sufficient to span a full lending cycle. Prior to 2012, we utilized our own historical loss ratios for the existing portfolio.

In evaluating the FDIC loss data for determining appropriate loss ratios, we reviewed the composition of the existing portfolio segments. Based on this review, national FDIC loss data was applied to all loan segments, except for the residential mortgage segment to which Massachusetts FDIC loss data was applied. We identified a loss rate within a range of the high and low FDIC loss rates of the comparative group at a segment level. Management then qualitatively adjusted the loss rates for environmental factors unique to our portfolio relative to current lending policies, economic conditions, portfolio characteristics, collateral values and credit concentrations to derive each segment’s general loss factor. The use of FDIC historical loss data did not have a material impact on the overall allowance with regard to our legacy loan products. Of more significance to the overall allowance was the application of FDIC loss factors to the growth in segments other than conforming residential loans, for which we had minimal or no loss experience of our own to reference.

Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available; however, because of the increase in exposure in our new portfolios, it is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio.

The allowance consists of general, allocated and unallocated components, as further described below.

General component. The general component of the allowance for loan losses is based on either actual or extrapolated historical loss experience adjusted for qualitative and environmental factors, including levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
In 2012, we revised our methodology pertaining to the general component of the allowance of loan losses. This revision included increased segmentation of the loan portfolio, which in previous years had been primarily comprised of conforming residential mortgage loans.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - We do not generally originate loans with a loan-to-value ratio greater than 80 percent and do not generally grant loans that would be classified as subprime upon origination. When we do extend credit either on a first- or second-lien basis at a loan-to-value ratio greater than 80 percent, such loans are supported by either mortgage insurance or state guarantee programs. All loans in this segment are collateralized by owner-occupied 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The health of the regional economy, including unemployment rates and housing prices, will have an effect on the credit quality of loans in this segment.

At December 31, 2014 and 2013, this segment includes $6.7 million and $7.6 million, respectively, of residential mortgage loans purchased in 2006 and 2007 from Countrywide, Wells Fargo, and Taylor Bean on a servicing-retained basis. These loans were subject to the more lenient underwriting standards and higher residential property values prevalent at that time, and when these loans become delinquent, they are subject to significant time lags between delinquency and modification or collection and relatively high degradation from the underwritten collateral value.

Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, real estate collateral and guarantees from sponsors or owners. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant's ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn will have an effect on credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of properties. Management continually monitors cash on these loans.

Construction - Loans in this segment primarily include speculative real estate development loans for which payment is derived from sale of the property or permanent financing. Credit risk is affected by cost overruns, time to sell at an adequate price, and market conditions.

Home equity - Loans in this segment are generally secured by 1st or 2nd liens on residential real estate. Repayment is dependent on the credit quality of the individual borrower. We evaluate each loan application based on factors including the borrower’s credit score, income, length of employment, and other factors to establish the creditworthiness of the borrower. We purchased a geographically diverse portfolio of seasoned home equity lines of credit (HELOC) which are serviced by a third party. The rate of provision for this portfolio is slightly lower than that for the organically originated HELOC portfolio due to its seasoning, low loan-to-values, high credit scores, and first-lien collateral position.

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

Consumer - Loans in this segment primarily include classic and collector automobile loans. The classic and collector automobile loan portfolio is primarily comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs during 2014 and 2013, the provisions during the year are based on management’s estimate of inherent losses based on a review of regional and national historical losses of other institutions with similar portfolios.

Allocated component. The allocated component relates to loans that are on the watch list (non-accruing loans, partially charged off non-accruing loans and accruing adversely-rated loans) and considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.

Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

We evaluate the loan portfolio on a quarterly basis and the allowance is adjusted accordingly. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, various regulatory agencies, as an integral part of their examination process, will periodically review the allowance for loan losses. Such agencies may require us to recognize additions to the allowance based on their analysis of information available to them at the time of their examination.

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Balance at beginning of period	$9,671	$5,550	$3,501	$2,478	$3,081
Charge-offs:
Real estate:
1-4 Family	(18)	(165)	(714)	(328)	(1,141)
Consumer loans	(61)	(44)	—	(13)	—
Total charge-offs	(79)	(209)	(714)	(341)	(1,141)
Recoveries:
Real estate:
1-4 Family	—	236	402	232	36
Consumer loans	—	—	—	6	—
Total recoveries	—	236	402	238	36
Net (charge-offs) recoveries	(79)	27	(312)	(103)	(1,105)
Provision for loan losses	3,381	4,094	2,361	1,126	502
Balance at end of period	$12,973	$9,671	$5,550	$3,501	$2,478
Ratios:
Net charge-offs to average loans outstanding	—%	—%	(0.08)%	(0.04)%	(0.54)%
Allowance for loan losses to non-performing loans at end of period	290%	555%	251%	128%	155%
Allowance for loan losses to total loans at end of period (1)	1.13%	1.25%	1.13%	1.25%	1.21%
_______________________

(1)	Total loans do not include deferred costs and discounts.

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
1-4 family residential	$3,222	40.13%	$2,835	47.31%	$2,725	63.27%
Home equity	340	5.38	247	3.30	316	5.09
Commercial	3,551	33.81	2,608	29.59	1,343	20.48
Construction	1,056	4.67	303	2.14	106	1.17
Commercial business loans	3,410	13.24	2,416	14.38	565	6.85
Consumer loans	736	2.77	574	3.28	313	3.14
Total allocated allowance	$12,315	100.00%	$8,983	100.00%	$5,368	100.00%
Unallocated	658		688		182
Total	$12,973		$9,671		$5,550

	At December 31,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
1-4 family residential	$3,267	94.64%	$2,207	94.05%
Home equity	—	1.05	—	1.49
Commercial	160	2.74	221	3.10
Construction	—	0.24	—	0.60
Commercial business loans	—	0.36	—	0.49
Consumer loans	24	0.97	5	0.27
Total allocated allowance	$3,451	100.00%	$2,433	100.00%
Unallocated	50		45
Total	$3,501		$2,478

Investments
Management has primary responsibility for establishing our investment policy, which the Board reviews and approves at least annually. The overall objectives of the investment policy are to employ funds not currently required for the Bank’s loan portfolio, cash requirements or other assets essential to our operations; to provide for capital preservation of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity, quality and diversification; and to employ a percentage of assets in a manner that will balance the market, credit and duration risks of other assets. Compliance with the investment policy is monitored on a regular basis.

From 2011 to 2014, the Bank utilized professional third party investment advisors to manage a significant portion of its investment securities portfolio. During the fourth quarter of 2014, the Bank migrated a portion of the investment portfolio to be internally managed by the Bank's Treasury function. As of December 31, 2014, only one third party advisor remains, who manages a fixed income strategy, benchmarked to the Barclay's Intermediate U.S. Credit Index. The professional investment advisor manages a specified dollar amount of investment securities pursuant to particular investment objectives established by the Bank. Management under the oversight of the board of directors and the Risk Committee of the board of directors oversees the qualification and selection of all third party investment advisors used by the Bank. The board of directors and Management have established internal investment guidelines, parameters and limits that any selected third party investment advisor must commit to in writing. The Bank’s Management

Investment Committee, consisting of the Chief Executive Officer, Chief Financial Officer and Treasurer, meets on a weekly basis to review all transaction activity in the portfolio. Day to day oversight of the overall investment securities portfolio and review of daily transactional activity is monitored by the Treasurer. Management, through internal review processes, reviews the compliance of the third party investment advisor with the established investment guidelines and parameters on a periodic basis and reports to the Risk Committee of the board of directors on such matters. The investment performance of any third party investment advisor is also subject to continuous review and testing by Management against performance benchmarks established by Management and to ensure that such advisors are adhering to the investment style for which they were engaged, adhering to the established asset allocation strategy and providing best execution on transactions. Management also periodically assesses qualitative changes in the investment advisor's corporate organization. Management has, on a periodic basis, engaged an independent investment consultant to assess the Bank’s investment securities activity, its related risk practices, the procedural due diligence in selecting and maintaining its investment advisors and funds and the monitoring, reporting and evaluation of third party investment advisors.

Our investment portfolio is segmented into three distinct pools, as follows:

•
Liquidity pool - The liquidity pool is managed internally. The primary objective of this pool is to place the highest priority on the safety of principal and liquidity. A secondary objective is to maximize income while maintaining acceptable levels of risk and market value volatility as well as to provide adequate short-term liquidity to meet any cash flow demands. Permissible investments in this pool include, among other investments, U.S. Treasury securities, U.S. Government Agency and Government-Sponsored Enterprise debt and mortgage-backed securities, and certain money market portfolios.

•
Income pool - The income pool management is apportioned separately to the Bank’s Treasury function and a third party investment advisor. The primary investment objective of this pool is to maximize return while maintaining acceptable levels of risk and market value volatility. The internally managed portion of the pool seeks to maximize income while maintaining high quality intermediate duration primarily through investment in U.S. government and government agency securities. The third party investment advisor seeks to outperform the Barclays Intermediate Credit Index. Permissible investments in the externally managed portion of the pool include corporate debt, municipal bonds and asset-backed and commercial mortgage backed securities. Purchases of securities are limited to securities that would be characterized as investment grade at the time of purchase. Credit quality of the issuers is carefully monitored by the investment manager with continuous management oversight by the Bank.

•
Total return pool - The total return pool is comprised of a diverse set of mutual funds selected by the Bank with the guidance of an external institutional investment consultant. The primary objective of this pool is to maximize income and total return via capital appreciation, while conferring benefits of diversification and providing exposure to asset classes that are less correlated with fixed income securities, within the parameters established by the Bank with regard to risk exposure and market value volatility. As of December 31, 2014, the Bank had investments in three different mutual funds, including two global asset allocation funds, and a world stock market index fund.

At the time of purchase, we designate a security as either held to maturity, available-for-sale or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at market value. At December 31, 2014, all of the Bank’s securities are classified as available for sale. A periodic review and evaluation of the available-for-sale securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported through other comprehensive income/(loss).
Generally, mortgage-backed securities are more liquid than individual mortgage loans since there is an active trading market for such securities. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Prepayment speeds determine whether prepayment estimates require modification that could cause amortization or accretion adjustments.
At December 31, 2014, our securities portfolio consisted of U.S. Treasury securities, U.S. government-sponsored enterprise obligations, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations, other mortgage- and asset-backed securities, corporate debt securities, other bonds and obligations, and mutual funds. Our other mortgage- and asset-backed securities include private label commercial mortgage backed securities, SBA asset-backed securities and other asset-backed securities. We only purchase investment grade securities. The private label commercial mortgage-backed securities investments are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, are investment grade, and are supported by automobile financing, student loans, credit card receivables and equipment financings. We do not own any trust preferred securities.

At December 31, 2014, our securities portfolio had a fair market value of $416.4 million, or 24.1%, of total assets and an amortized cost of $411.2 million. At that date the Company identified twenty-one U.S. Treasury, government-sponsored residential and commercial collateralized mortgage obligations and SBA asset-backed securities, that it planned to sell in early 2015. The aggregate unrealized losses on those securities was $307,000 and was recorded as other than temporary impairment ("OTTI") for the period ending December 31, 2014. These securities were sold during the first quarter of 2015.
At December 31, 2014, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for U.S. government obligations and U.S. government-sponsored agency and enterprise securities.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$13,037	$13,219	$131,781	$128,202	$108,087	$108,789
U.S. government agency and government-sponsored enterprise obligations	26,335	26,437	13,985	13,957	14,278	14,786
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	160,553	67,787	67,493	109,802	114,158
Other mortgage and asset-backed securities:
Private label commercial mortgage-backed securities	22,100	21,929	22,828	22,674	21,899	22,270
Private label residential mortgage-backed securities	—	—	3,021	3,383	8,170	8,852
SBA asset-backed securities	27,765	28,046	9,787	9,394	925	938
Other asset-backed securities	16,235	16,192	10,974	11,022	19,704	20,028
Total other mortgage and asset backed	66,100	66,167	46,610	46,473	50,698	52,088
Other bonds and obligations:
State and political subdivisions	15,619	16,183	15,628	15,739	17,845	18,588
Financial services:
Banks	12,364	12,889	12,535	13,350	18,181	19,850
Diversified financials	15,796	16,132	14,023	14,528	7,055	7,634
Insurance and REITs	9,387	9,516	15,635	15,793	4,977	5,381
Total financial services	37,547	38,537	42,193	43,671	30,213	32,865
Other corporate:
Industrials	34,408	35,035	32,920	33,450	52,418	55,338
Utilities	16,873	17,018	12,000	12,086	9,314	9,849
Total other corporate	51,281	52,053	44,920	45,536	61,732	65,187
Total debt securities	370,010	373,149	362,904	361,071	392,655	406,461
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,623	5,000	5,540	27,590	27,182
Domestic community	3,216	3,297	3,216	3,221	22,777	24,576
Global asset allocation	32,956	34,378	32,956	37,124	40,210	40,940
Diversified bonds	—	—	34,392	34,350	33,460	34,626
Total marketable equity securities	41,172	43,298	75,564	80,235	124,037	127,324
Total securities available for sale	$411,182	$416,447	$438,468	$441,306	$516,692	$533,785

Portfolio Maturities and Yields. The composition and maturities of the portion of the investment securities portfolio relating to debt securities at December 31, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$—	—%	$598	0.65%	$12,439	2.00%	$—	—%	$13,037	$13,219	1.94%
U.S. government agency and government-sponsored enterprise obligations	3,199	0.03	9,280	0.92	8,942	2.64	4,914	2.45	26,335	26,437	1.68
U.S. government-sponsored residential mortgage-backed and collateralized mortgage obligations	—	—	2,693	0.88	28,781	1.75	128,617	2.09	160,091	160,553	2.01
Other mortgage and asset-backed securities	—	—	10,238	1.36	5,996	1.65	49,866	2.26	66,100	66,167	2.07
Other bonds and obligations:
State and political subdivisions	—	—	5,485	1.06	9,998	1.85	136	3.89	15,619	16,183	1.59
Financial services	546	1.08	23,244	2.02	13,757	3.16	—	—	37,547	38,537	2.43
Other corporate	3,334	0.95	22,607	1.93	21,701	3.28	3,639	4.10	51,281	52,053	2.59
Total debt securities	$7,079	0.55%	$74,145	1.64%	$101,614	2.38%	$187,172	2.19%	$370,010	$373,149	2.10%

Bank-Owned Life Insurance. Bank-owned life insurance provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2014, we had invested
$30.6 million in bank-owned life insurance. We have not purchased a new policy since 2010.

Sources of Funds
General. Deposits traditionally have been our primary source of funds for our investment and lending activities. We also borrow from the Federal Home Loan Bank of Boston to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage our cost of funds. Our additional sources of funds are scheduled payments and prepayments of principal and interest on loans and investment securities, fee income and proceeds from the sales of loans and securities.
Deposits. We accept deposits primarily from customers in the communities in which our offices are located, as well as online from customers outside our office locations and from small businesses, other commercial customers and municipalities throughout our lending area. We rely on our competitive pricing and products, convenient locations, mobile and online capabilities and quality customer service to attract and retain deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts, and IRAs. Deposit rates and terms are based primarily on current business strategies and market interest rates, liquidity requirements and our deposit growth goals. We also utilize brokered deposits and other listed deposit products as part of our funding sources to fund loan growth. Our deposits increased significantly in January 2014 as a result of the Nantucket Bank Acquisition.
The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2014			2013			2012
	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate	Average Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Non-interest bearing deposits	$112,260	9.87%	—%	$29,716	3.40%	—%	$19,681	2.55%	—%
Interest bearing deposits:
NOW	124,372	10.95	0.05	66,580	7.63	0.06	60,241	7.82	0.11
Regular savings	335,631	29.52	0.44	344,783	39.49	0.47	243,507	31.60	0.81
Money market	207,538	18.25	0.73	81,225	9.30	0.39	105,783	13.73	0.79
Brokered money market	2,572	0.23	0.29	—	—	—	—	—	—
Certificates of deposit	298,944	26.29	1.08	312,596	35.80	1.10	339,122	44.00	1.20
Brokered certificates of deposit	55,585	4.89	0.39	38,265	4.38	0.28	2,331	0.30	0.67
Total interest bearing deposits	1,024,642	90.13	0.64%	843,449	96.60	0.62%	750,984	97.45	0.91%
Total deposits	$1,136,902	100.00%	0.57%	$873,165	100.00%	0.59%	$770,665	100.00%	0.88%

The following table sets forth certificates of deposit classified by interest rate as of the dates indicated, including brokered deposits. At December 31, 2014, we had a total of $360.5 million in certificates of deposit, of which $193.5 million had remaining maturities of one year or less.

	At December 31,
	2014	2013	2012
	(In thousands)
Interest rate range:
Less than 0.50%	$101,162	$118,590	$24,166
0.50% to 0.99%	105,214	56,516	45,579
1.00% to 1.49%	86,406	174,895	208,041
1.50% to 1.99%	14,829	23,322	32,743
2.00% to 2.99%	52,849	15,018	21,053
3.00% and greater	—	—	—
Total	$360,460	$388,341	$331,582

The following table sets forth, by interest rate ranges, the maturities of our certificates of deposit, including brokered deposits.

	At December 31, 2014
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest rate range:
Less than 0.50%	$100,373	$639	$50	$100	$101,162	28.07%
0.50% to 0.99%	62,372	30,807	8,086	3,949	105,214	29.19
1.00% to 1.49%	28,027	9,220	36,354	12,805	86,406	23.97
1.50% to 1.99%	701	2,571	10,080	1,477	14,829	4.11
2.00% to 2.99%	2,025	15,311	154	35,359	52,849	14.66
3.00% and greater	—	—	—	—	—	—
Total	$193,498	$58,548	$54,724	$53,690	$360,460	100.00%
As of December 31, 2014, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000, excluding brokered deposits, was $142.6 million. The following table sets forth the maturity of those certificates as of December 31, 2014.

At December 31, 2014
(In thousands)
Maturing in:
Three months or less	$20,013
Over three months through six months	21,673
Over six months through one year	24,502
Over one year to three years	45,105
Over three years	31,276
Total	$142,569

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston. At December 31, 2014, we had access to additional Federal Home Loan Bank advances of up to $362.4 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the periods indicated.

	At or For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at end of period	$75,000	$215,000	$152,000
Average balance during period	149,841	127,501	102,266
Maximum outstanding at any month end	215,000	215,000	160,000
Weighted average interest rate at end of period	1.25%	0.61%	0.81%
Average interest rate during period	0.94%	0.92%	1.09%

Expense and Tax Allocation
Blue Hills Bank has entered into an agreement with Blue Hills Bancorp, Inc. to provide it with certain administrative support services, whereby Blue Hills Bank is compensated at not less than the fair market value of the services provided. In addition, Blue Hills Bank and Blue Hills Bancorp, Inc. have entered into an agreement establishing a method for allocating and for reimbursing the payment of their consolidated tax liability.
Personnel
On a full time equivalent basis, we had 202 employees at December 31, 2014. Our employees are not represented by any collective bargaining group. Management believes that we have a good working relationship with our employees.
Subsidiary Activity
Blue Hills Bancorp, Inc. owns 100% of Blue Hills Bank and Blue Hills Funding Corporation. Blue Hills Bank has two subsidiaries, HP Security Corporation (“HP Security”) and 1196 Corporation (“1196 Corporation”). HP Security buys, sells and holds securities on its own behalf as a wholly-owned subsidy of Blue Hills Bank, and this activity results in tax advantages in Massachusetts. At December 31, 2014, HP Security had total assets of $242.3 million. 1196 Corporation owns shares in Northeast Retirement Services, Inc., a company that administers pension and 401(k) plans for a number of savings banks, including Blue Hills Bank, and other entities.

REGULATION AND SUPERVISION
General

Blue Hills Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Blue Hills Bancorp, Inc., a Maryland corporation, which is a registered bank holding company. Blue Hills Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Blue Hills Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Blue Hills Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Blue Hills Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a registered bank holding company, Blue Hills Bancorp, Inc. is regulated by the Board of Governors of the Federal Reserve System, or the “Federal Reserve Board.” Blue Hills Bancorp, Inc. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

The regulatory and supervisory structure establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of depositors and the deposit insurance funds, rather than for the protection of stockholders and creditors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies concerning the establishment of deposit insurance assessment fees, classification of assets and establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the Massachusetts legislature, the Massachusetts Commissioner of Banks, the FDIC, the Federal Reserve Board or Congress, could have a material adverse impact on the financial condition and results of operations of Blue Hills Bancorp, Inc. and Blue Hills Bank. As is further described below, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), has significantly changed the bank regulatory structure and may affect the lending, investment and general operating activities of depository institutions and their holding companies.

Set forth below are certain material statutory and regulatory requirements applicable to Blue Hills Bancorp, Inc. and Blue Hills Bank. The summary is not intended to be a complete description of such statutes and regulations and their effects on Blue Hills Bancorp, Inc. and Blue Hills Bank.

The Dodd-Frank Act

The Dodd-Frank Act has significantly changed the bank regulatory structure and is affecting the lending and investment activities and general operations of depository institutions and their holding companies. The Dodd-Frank Act eliminated the Office of Thrift Supervision and required that federal savings associations be regulated by the Office of the Comptroller of the Currency (the primary federal regulator for national banks). The Dodd-Frank Act also authorized the Federal Reserve Board to supervise and regulate all savings and loan holding companies. These changes were effective July 21, 2011.

The Dodd-Frank Act required the Federal Reserve Board to establish minimum consolidated capital requirements for bank holding companies that are as stringent as those required for insured depository institutions; the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. In addition, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect on July 21, 2010, and directed the federal banking regulators to implement new leverage and capital requirements within 18 months of that date. The revised capital regulations are effective January 1, 2015.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with extensive powers to implement and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rulemaking authority for a wide range of consumer protection laws that apply to all banks and savings associations, among other things, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings associations with more than $10 billion in assets. Banks and savings associations with $10 billion or less in assets will continue to be examined for compliance with federal consumer protection and fair lending laws by their applicable primary federal bank regulators.

The Dodd Frank Act also broadened the base for FDIC insurance assessments. The FDIC was required to promulgate rules revising its assessment system so that it is based on the average consolidated total assets less tangible equity capital of an insured institution instead of deposits. That rule took effect April 1, 2011. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and provided non-interest bearing transaction accounts with unlimited deposit insurance through December 31, 2012.

The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded.

The Dodd-Frank Act made many other changes in banking regulation. These include authorizing depository institutions, for the first time, to pay interest on business checking accounts, mandating that regulation be issued requiring originators of securitized loans to retain a percentage of the risk for transferred loans and establishing regulatory rate-setting for certain debit card interchange fees and establishing a number of reforms for mortgage originations.

In addition, the Consumer Financial Protection Bureau has finalized the rule implementing the “Ability to Repay” requirements of the Dodd-Frank Act. The regulations generally require lenders to make a reasonable, good faith determination as to a potential borrower’s ability to repay a residential mortgage loan. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features and terms deemed to make the loan less risky. The Ability to Repay final rules were effective January 10, 2014.

Many of the provisions of the Dodd-Frank Act were subject to delayed effective dates and the legislation required various federal agencies to promulgate numerous and extensive implementing regulations over a period of years. It is therefore difficult to predict at this time what the full impact the new legislation and implementing regulations will have on community banks such as Blue Hills Bank. Although the substance and scope of many of these regulations cannot be determined at this time, it is expected that the legislation and implementing regulations, particularly those provisions relating to the new Consumer Financial Protection Bureau, may increase operating and compliance costs.

Massachusetts Banking Laws and Supervision

General. As a Massachusetts-chartered stock savings bank, Blue Hills Bank is subject to supervision, regulation and examination by the Massachusetts Commissioner of Banks and to various Massachusetts statutes and regulations which govern, among other things, investment powers, lending and deposit-taking activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings and payment of dividends. In addition, Blue Hills Bank is subject to Massachusetts consumer protection and civil rights laws and regulations. The approval of the Massachusetts Commissioner of Banks and/or the Massachusetts Board of Bank Incorporation is required for a Massachusetts-chartered bank to establish or close branches, merge with other financial institutions, issue stock and undertake certain other activities.

Massachusetts regulations generally allow Massachusetts banks to, with appropriate regulatory approvals, engage in activities permissible for federally chartered banks or banks chartered by another state. The Commissioner also has adopted procedures reducing regulatory burdens and expense and expediting branching by well-capitalized and well-managed banks.

New Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” was signed into law in January 2015 and is effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same area, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

Dividends. A Massachusetts stock bank may declare cash dividends from net profits not more frequently than quarterly. Non-cash dividends may be declared at any time. No dividends may be declared, credited or paid if the bank’s capital stock is impaired. The approval of the Massachusetts Commissioner of Banks is required if the total of all dividends declared in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the preceding two years. Dividends from Blue Hills Bancorp, Inc. may depend, in part, upon receipt of dividends from Blue Hills Bank. The payment of dividends from Blue Hills Bank would be restricted by federal law if the payment of such dividends resulted in Blue Hills Bank failing to meet regulatory capital requirements.

Loans to One Borrower Limitations. Massachusetts banking law grants broad lending authority. However, with certain limited exceptions, total obligations to one borrower may not exceed 20 percent of the total of the bank’s capital, surplus and undivided profits.

Loans to a Bank’s Insiders. Massachusetts banking laws prohibit any executive officer or director of a bank from borrowing or guaranteeing extensions of credit by such bank except for any of the following loans or extensions of credit with the approval of a majority of the board of directors: (i) loans or extensions of credit, secured or unsecured, to an officer of the bank in an amount not exceeding $100,000; (ii) loans or extensions of credit intended or secured for educational purposes to an officer of the bank in an amount not exceeding $200,000; (iii) loans or extensions of credit secured by a mortgage on residential real estate to be occupied in whole or in part by the officer to whom the loan or extension of credit is made, in an amount not exceeding $750,000; and (iv) loans or extensions of credit to a director of the bank who is not also an officer of the bank in an amount permissible under the bank’s loan to one borrower limit. No such loan or extension of credit may be granted with an interest rate or other terms that are preferential in comparison to loans granted to persons not affiliated with the savings bank.

The recent Massachusetts legislation provides that, beginning in April 2015, Massachusetts law incorporates federal regulations governing extensions of credit to insiders and the separate Massachusetts requirements are repealed.

Investment Activities. In general, Massachusetts-chartered savings banks may invest in preferred and common stock of any corporation organized under the laws of the United States or any state provided such investments do not involve control of any corporation and do not, in the aggregate, exceed 4% of the bank’s deposits. Federal law imposes additional restrictions on Blue Hills Bank’s investment activities. See “-Federal Regulations-Business and Investment Activities”.

Regulatory Enforcement Authority. Any Massachusetts savings bank that does not operate in accordance with the regulations, policies and directives of the Massachusetts Commissioner of Banks may be subject to sanctions for non-compliance, including revocation of its charter. The Massachusetts Commissioner of Banks may, under certain circumstances, suspend or remove officers or directors who have violated the law, conducted the bank’s business in an unsafe or unsound manner or contrary to the depositors’ interests or been negligent in the performance of their duties. Upon finding that a bank has engaged in an unfair or deceptive act or practice, the Massachusetts Commissioner of Banks may issue an order to cease and desist and impose a fine on the bank concerned. The Commissioner also has authority to take possession of a bank and appoint a liquidating agent under certain conditions including an unsafe and unsound condition to transact business, the conduct of business in an unsafe or unauthorized manner, impaired capital, or violations of law or the bank’s charter. In addition, Massachusetts consumer protection and civil rights statutes applicable to Blue Hills Bank permit private individual and class action law suits and provide for the rescission of consumer transactions, including loans, and the recovery of statutory and punitive damage and attorney’s fees in the case of certain violations of those statutes.

Depositors Insurance Fund. All Massachusetts-chartered savings banks are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “-Federal Regulations-Insurance of Deposit Accounts.”

Protection of Personal Information. Massachusetts has adopted regulatory requirements intended to protect personal information. The requirements, which became effective March 1, 2010, are similar to existing federal laws such as the Gramm-Leach-Bliley Act, discussed below under “-Federal Regulations-Privacy Regulations”, that require organizations to establish written information security programs to prevent identity theft. The Massachusetts regulation also contains technology system requirements, especially for the encryption of personal information sent over wireless or public networks or stored on portable devices.

Massachusetts has other statutes or regulations that are similar to certain of the federal provisions discussed below.

Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Blue Hills Bank, are required to comply with minimum leverage capital requirements. During 2014, for an institution not anticipating or experiencing significant growth and deemed by the FDIC to be, in general, a strong banking organization rated composite 1 under Uniform Financial Institutions Ranking System the minimum capital leverage requirement was a ratio of Tier 1 capital to total assets of 3.0%. For all other institutions, the minimum leverage capital ratio was not less than 4.0%. Tier 1 capital is the sum of common stockholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority investments in certain subsidiaries, less intangible assets (except for certain servicing rights and credit card relationships) and certain other specified items.

FDIC regulations also require state non-member banks to maintain certain ratios of regulatory capital to regulatory risk-weighted assets, or “risk-based capital ratios.” Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%. During 2014, state non-member banks were required to maintain a minimum ratio of total capital to risk-weighted assets of at least 8.0%, of which at least one-half must be Tier 1 capital. Total capital consists of Tier 1 capital plus Tier 2 or supplementary capital items, which include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock, subordinated debentures and certain other capital instruments, and a portion of the net unrealized gain on equity securities. The includable amount of Tier 2 capital cannot exceed the amount of the institution’s Tier 1 capital.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to bank and savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

Business and Investment Activities. Under federal law, all state-chartered FDIC-insured banks, including savings banks, have been limited in their activities as principal and in their equity investments to the type and the amount authorized for national banks, notwithstanding state law. Federal law permits exceptions to these limitations. For example, certain state-chartered savings banks may, with FDIC approval, continue to exercise state authority to invest in common or preferred stocks listed on a national securities exchange and in the shares of an investment company registered under the Investment Company Act of 1940, as amended. The maximum permissible investment is the lesser of 100% of Tier 1 capital or the maximum amount permitted by Massachusetts law. Blue Hills Bank received approval from the FDIC to retain and acquire such equity instruments up to the specified limits. Any such grandfathered authority may be terminated upon the FDIC’s determination that such investments pose a safety and soundness risk or upon the occurrence of certain events such as the savings bank’s conversion to a different charter.

The FDIC is also authorized to permit state banks to engage in state authorized activities or investments not permissible for national banks (other than non-subsidiary equity investments) if they meet all applicable capital requirements and it is determined that such activities or investments do not pose a significant risk to the FDIC insurance fund. The FDIC has adopted regulations governing the procedures for institutions seeking approval to engage in such activities or investments. The Gramm-Leach-Bliley Act of 1999 specified that a state bank may control a subsidiary that engages in activities as principal that would only be permitted for a national bank to conduct in a “financial subsidiary,” if a bank meets specified conditions and deducts its investment in the subsidiary for regulatory capital purposes.

Prompt Corrective Regulatory Action. Federal law requires, among other things, that federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized.

The FDIC has adopted regulations to implement the prompt corrective action legislation. During 2014, an institution was deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a leverage ratio of 5.0% or greater. An institution was “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and generally a leverage ratio of 4.0% or greater. An institution was “undercapitalized” if it had a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or generally a leverage ratio of less than 4.0%. An institution was deemed to be “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a leverage ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

“Undercapitalized” banks must adhere to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such a plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional measures, including, but not limited to, a required sale of sufficient voting stock to become adequately capitalized, a requirement to reduce total assets, cessation of taking deposits from correspondent banks, the dismissal of directors or officers and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

In connection with the final capital rule described earlier, the federal banking agencies have adopted revisions to the prompt corrective action framework, effective January 1, 2015. Under the revised prompt corrective action requirements, insured depository institutions would be required to meet the following in order to qualify as “well capitalized:” (1) a common equity Tier 1 risk-based capital ratio of at least 6.5%; (2) a Tier 1 risk-based capital ratio of at least 8% (increased from 6%); (3) a total risk-based capital ratio of at least 10% (unchanged) and (4) a Tier 1 leverage ratio of 5% or greater (unchanged).

Transactions with Affiliates. Transactions between a bank (and, generally, its subsidiaries) and its related parties or affiliates are limited by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a bank is any company or entity that controls, is controlled by or is under common control with the bank. In a holding company context, the parent bank holding company and any companies which are controlled by such parent holding company are affiliates of the bank. Generally, Sections 23A and 23B of the Federal Reserve Act limit the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to 10% of such institution’s capital stock and surplus and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such institution’s capital stock and surplus. The term “covered transaction” includes the making of loans, purchase of assets, issuance of a guarantee and similar transactions. In addition, loans or other extensions of credit by the institution to the affiliate are required to be collateralized in accordance with specified requirements. The law also requires that affiliate transactions be on terms and conditions that are substantially the same, or at least as favorable to the institution, as those provided to non-affiliates.

The Sarbanes-Oxley Act of 2002 generally prohibits loans by a company to its executive officers and directors. The law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws, assuming such loans are also permitted under the law of the institution’s chartering state. Under such laws, a bank’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is restricted. The law limits both the individual and aggregate amount of loans that may be made to insiders based, in part, on the bank’s capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Loans to executive officers are further limited to loans of specific types and amounts.

Enforcement. The FDIC has extensive enforcement authority over insured state savings banks, including Blue Hills Bank. That enforcement authority includes, among other things, the ability to assess civil money penalties, issue cease and desist orders and remove directors and officers. In general, enforcement actions may be initiated in response to violations of laws and regulations and unsafe or unsound practices. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured bank under certain circumstances. With certain exceptions, a receiver or conservator must be appointed for an insured state non-member bank if that bank was “critically undercapitalized” on average during the calendar quarter beginning 270 days after the date on which the institution became “critically undercapitalized.”

Federal Insurance of Deposit Accounts. Deposit accounts in Blue Hills Bank are insured by the FDIC’s Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, pursuant to changes made permanent by the Dodd-Frank Act. The FDIC assesses insured depository institutions to maintain the Deposit Insurance Fund. No institution may pay a dividend if in default of its deposit insurance assessment.

Under the FDIC’s risk-based assessment system, insured institutions are assigned to a risk category based on supervisory evaluations, regulatory capital levels and other risk-based factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by the FDIC, with less risky institutions paying lower assessments. On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the deposit insurance assessment system. The rule, which took effect April 1, 2011, changes the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. Since the new base is larger than the previous base, the FDIC also lowered assessment rates so that the rule would not significantly alter the total amount of revenue collected from the industry. The range of adjusted assessment rates is now 2.5 to 45 basis points of the new assessment base.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2014, Blue Hills Bank paid $84,000 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

A material increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of Blue Hills Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of Blue Hills Bank’s deposit insurance.

As a Massachusetts-chartered savings bank, Blue Hills Bank is also required to be a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “-Massachusetts Banking Laws and Supervision-Depositors Insurance Fund,” above.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Blue Hills Bank’s latest FDIC CRA rating, dated May 29, 2012, was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Blue Hills Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Blue Hills Bank’s most recent rating under Massachusetts law, dated May 29, 2012, was “Satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $103.6 million; a 10% reserve ratio is applied above $103.6 million. The first $14.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Blue Hills Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Blue Hills Bank is a member of the Federal Home Loan Bank System, which consists of twelve regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Blue Hills Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2014, Blue Hills Bank was in compliance with this requirement.

The Federal Home Loan Bank of Boston suspended its dividend payment for the first quarter of 2009 and did not pay a dividend through 2010. The Federal Home Loan Bank has paid dividends since then that are considerably less than those paid prior to 2009.

Other Regulations

Some interest and other charges collected or contracted by Blue Hills Bank are subject to state usury laws and federal laws concerning interest rates and charges. Blue Hills Bank’s operations also are subject to state and federal laws applicable to credit transactions and other operations, including, but not limited to, the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies.

The operations of Blue Hills Bank also are subject to the:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, that govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Gramm-Leach-Bliley Act privacy statute which requires each depository institution to disclose its privacy policy, identify parties with whom certain nonpublic customer information is shared and provide customers with certain rights to “opt out” of disclosure to certain third parties; and

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, in preventing the use of the United States financial system to fund terrorist activities. Among other things, the USA PATRIOT Act and the related regulations required banks operating in the United States to develop anti-money laundering compliance programs, due diligence policies and controls to facilitate the detection and reporting of money laundering.

Holding Company Regulation

Blue Hills Bancorp, Inc., as a bank holding company, is subject to examination, regulation, and periodic reporting under the Bank Holding Company Act of 1956, as amended, as administered by the Federal Reserve Board. Blue Hills Bancorp, Inc. is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval would be required for Blue Hills Bancorp, Inc. to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company.

A bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing securities brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property under certain conditions; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings association.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Blue Hills Bancorp, Inc. does not anticipate opting for “financial holding company” status at this time.

Blue Hills Bancorp, Inc. is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that were not includable at the institution level. As previously noted, the Dodd-Frank Act directs the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies (with greater than $500 million of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. The Federal Reserve Board has adopted an exception to that approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The Dodd-Frank Act codified the “source of strength” doctrine. That longstanding policy of the Federal Reserve Board requires bank holding companies to serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to dividends in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Blue Hills Bancorp, Inc. to pay dividends, repurchase shares of its stock or otherwise engage in capital distributions.

The Federal Deposit Insurance Act makes depository institutions liable to the FDIC for losses suffered or anticipated by the insurance fund in connection with the default of a commonly controlled depository institution or any assistance provided by the FDIC to such an institution in danger of default. That law would have potential applicability if Blue Hills Bancorp, Inc. ever held as a separate subsidiary a depository institution in addition to Blue Hills Bank.

Blue Hills Bancorp, Inc. and Blue Hills Bank will be affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Blue Hills Bancorp, Inc. or Blue Hills Bank.

The status of Blue Hills Bancorp, Inc. as a registered bank holding company under the Bank Holding Company Act will not exempt it from certain federal and state laws and regulations applicable to corporations generally, including, without limitation, certain provisions of the federal securities laws.

Change in Control Regulations. Under the Change in Bank Control Act, no person may acquire control of a bank holding company such as Blue Hills Bancorp, Inc. unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as will be the case with Blue Hills Bancorp, Inc., the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934. In addition, under Massachusetts Banking Law, for a period of three years following completion of a conversion to stock form, no person may directly or indirectly offer to acquire or acquire beneficial ownership of more than 10% of any class of equity security of a converting mutual savings bank without prior written approval of the Massachusetts Commissioner of Banks.
Massachusetts Holding Company Regulation. Under Massachusetts banking laws, a company owning or controlling two or more banking institutions, including a savings bank, is regulated as a bank holding company. Each Massachusetts bank holding company: (i) must obtain the approval of the Massachusetts Board of Bank Incorporation before engaging in certain transactions, such as the acquisition of more than 5% of the voting stock of another banking institution; (ii) must register, and file reports, with the Massachusetts Division of Banks; and (iii) is subject to examination by the Division of Banks. Blue Hills Bancorp, Inc. would become a Massachusetts bank holding company if it acquires a second banking institution and holds and operates it separately from Blue Hills Bank.

Federal Securities Laws

Our common stock is registered with the Securities and Exchange Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended. We are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.
Emerging Growth Company Status
We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012. For as long as we are an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation, exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved, and an exemption from having outside auditors attest as to our internal control over financial reporting. In addition, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to adopt new or revised accounting standards on a delayed basis, and will be required to adopt new or revised accounting standards in the same manner as other public companies that are not emerging growth companies.
We could be an emerging growth company for up to five years following the completion of this offering. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of this offering, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

TAXATION
Federal Taxation
General. Blue Hills Bank and Blue Hills Bancorp, Inc. are subject to federal and state income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal taxation is intended only to summarize material federal income tax matters and is not a comprehensive description of the tax rules applicable to Blue Hills Bancorp, Inc. and Blue Hills Bank.
Method of Accounting. For federal income tax purposes, Blue Hills Bank will file a consolidated tax return with Blue Hills Bancorp, Inc. and will report its income and expenses on the accrual method of accounting and use a tax year ending December 31st for filing their consolidated federal income tax returns.
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” Alternative minimum tax is payable to the extent 20 percent of alternative minimum taxable income is in excess of the regular corporate tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Hyde Park Bancorp, MHC, Hyde Park Bancorp, Inc. and Blue Hills Bank have not been subject to the alternative minimum tax and have no such amounts available for credits against regular future tax liabilities.
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, Hyde Park Bancorp, MHC, Hyde Park Bancorp, Inc. and Blue Hills Bank had no net operating loss carryforward for federal income tax purposes.
Corporate Dividends. Blue Hills Bancorp, Inc. will be able to exclude from its income 100% of dividends received from Blue Hills Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. Hyde Park Bancorp, MHC, Hyde Park Bancorp, Inc., and Blue Hills Bank’s federal income tax returns, as applicable, have not been audited in the most recent four-year period.
State Taxation
For tax years beginning on or after January 1, 2009, Massachusetts generally requires corporations engaged in a unitary business to calculate their income on a combined basis with corporations which are under common control. Accordingly, Hyde Park Bancorp, MHC, Hyde Park Bancorp, Inc. and Blue Hills Bank currently file combined annual income tax returns. Upon consummation of the conversion, Blue Hills Bancorp, Inc. would be required to file a combined annual Massachusetts income tax return with Blue Hills Bank unless an exemption from such a combined filing applies. A corporation that qualifies, and elects to be treated for purposes of Massachusetts taxation, as a Massachusetts Security Corporation will be excluded from such a combined group.
Blue Hills Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2014 tax year, Blue Hills Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.
A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. HP Security Corporation, a wholly owned subsidiary of Blue Hills Bank, is qualified as a security corporation. As such, it has received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.
None of the state tax returns of Blue Hills Bank is currently under audit, nor have any of these tax returns been audited during the past five years.
As a Maryland business corporation, Blue Hills Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business

Our business strategy, which includes significant asset and liability growth, was adopted and implemented in 2010 and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.
In 2010, our board of directors approved a change in our strategic direction that contemplated significant growth in assets and liabilities over the next several years. Specifically, the plan provided for growth by: building a lending origination and servicing platform that could increase our residential, commercial business and commercial real estate loans; adding additional related lending groups operating in our market area and adjacent market areas; expanding our branch network through select de novo and acquisition opportunities; and increasing fee income, including through the opportunistic acquisition of fee income businesses that complement our current product capabilities while improving the revenue contribution of fee income from existing customers. We have added employees and incurred substantial additional expenses due to the implementation of our strategic plan, including salaries and operating expenses related to updated branches, a new senior management team, new lending officers and related support staff, new third-party managers for our investment portfolio, acquisition-related expenses, as well as significant investments to improve our online and mobile capabilities for consumer and business banking, and marketing costs relating to rebranding. Many of these increased expenses are considered fixed expenses. Unless we can successfully implement our strategic plan and grow our interest-earning asset base, our financial condition and results of operations will be negatively affected by these increased costs.
The successful implementation of our strategic plan will require, among other things, that we leverage our operating costs through increased loan and deposit market share within our current markets and expand into new adjacent markets, continue to increase our core funding and decrease our reliance on higher priced certificates of deposit, and increase our fee income through increased deposit services and cash management services. Our ability to grow successfully will depend on several other factors that may not be within our control, including continued favorable market conditions in the communities we serve, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans and commercial business loan portfolios. While we believe we have the management resources, marketing platform and internal systems in place to successfully manage our future growth, growth opportunities and lower cost deposit sources may not be available and we may not be successful in implementing our business strategy. Further, it will take time to implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the net revenue needed to offset the associated expenses. Furthermore, we are a regulated entity and our regulators periodically review and oversee the pace and quality of our growth in assets and liabilities, offering of new products and services and geographic expansion. Regulatory authorities may encourage or require faster growing banks to slow the pace of growth and expansion if regulatory concerns develop.
Our loan portfolio contains a significant portion of loans that are unseasoned. It is difficult to judge the future performance of unseasoned loans.
Our net loan portfolio has grown to $1.1 billion at December 31, 2014, from $202.0 million at December 31, 2010. A portion of this increase is due to increases in commercial real estate and commercial business loans through our own originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of these loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.
Because we intend to continue to emphasize our commercial real estate and commercial business loan originations, our overall credit risk will increase, and downturns in the local real estate market or economy could adversely affect our earnings.
We intend to continue to grow our commercial real estate and commercial business loan portfolio. At December 31, 2014, $584.6 million or 51.0% of our total loan portfolio consisted of commercial real estate loans (including commercial construction loans) and commercial business loans, compared to $8.6 million, or 4.2% of our total loan portfolio at December 31, 2010. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

Further, if we foreclose on a commercial real estate or construction loan, our holding period for the collateral may be longer than for one- to four-family residential mortgage loans because there are fewer potential purchasers of the collateral. Accordingly, if we make any errors in judgment in the collectability of our commercial real estate loans, any resulting charge-offs may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios.

Our performance depends on key personnel.
Our performance depends largely on the efforts and abilities of our senior officers and the members of our board of directors.  Our business model depends on the experience and expertise of our senior management team, directors and lending staff.  Several of these individuals have been involved in the commercial banking business for much of their professional careers.  Our performance will also depend upon our ability to attract and retain additional qualified management and banking personnel.  There can be no assurances that our management team will be able to manage our operations or our expected growth or that we will be able to attract and retain additional qualified personnel as needed in the future.  The loss of any directors and/or officers could adversely affect us.  We do not currently maintain “key man” life insurance on any of our directors or officers.
Reduced residential mortgage activity in our market would slow our growth and negatively impact our net income.

We have experienced residential mortgage loan growth during each of the past four years and we have increased our residential mortgage loan infrastructure, including hiring lending officers and underwriting and support personnel. Our residential mortgage operations provide a material portion of our income and are significantly affected by market interest rates.  Additionally, our mortgage lending activity is affected by refinance activity. During 2011 and 2012, mortgage loan refinance activity was generally higher than during 2013 and 2014. A continued reduction in mortgage refinance activity and a rising or higher interest rate environment may result in a decrease in residential mortgage loan originations, resulting in slower growth of our residential lending activity and, possibly, a decrease in the size of our residential loan portfolio. This could result in a decrease in interest income and a decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of non-interest expenses associated with our expanded residential lending platform, such as salaries and employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced residential mortgage loan demand, our results of operations would be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We have been and expect to be less profitable than our peers as we implement our business strategy.

During the past four years we have incurred a substantial increase in operating expenses and personnel costs due primarily to our change in strategic direction to become a full service community banking organization and in order to build an expanded lending platform. We have hired experienced executive officers and other staff which has significantly increased our employee base and personnel costs over the past four years. Additionally, in order to build our commercial real estate and commercial business lending experience and portfolios, we have focused on high quality, variable-rate loans, as well as purchased loans and loan participations which has resulted in tight spreads and a lower overall yield on our loan portfolio compared to peer institutions that may have more fixed-rate, higher-margin loans. We also have relied upon soliciting higher cost deposits as a funding source which, in combination with a lower yielding loan portfolio, has resulted in our having a lower interest rate spread and margin compared to peer institutions. Accordingly, until we increase our interest earning assets through increased loan origination activity, improve on net interest rate margin and increase our overall scale, our net profits and level of operating efficiencies will continue to lag those of peer institutions. In addition in 2014 we completed two important transactions, the acquisition of Nantucket Bank and the conversion from a mutual organization to a stock form of ownership, both which contributed to our expenses in 2014.
Approximately a quarter of our assets consists of investment securities, which generally have lower yields than loans, and we classify all of our investment securities as available for sale which creates potential volatility in our net income and equity.

As of December 31, 2014, our available-for-sale securities portfolio, which includes U.S. government obligations, mortgage-backed securities, corporate debt securities, and mutual funds, totaled $416.4 million, or 24.1% of our total assets. Investment securities typically have lower yields than loans. For fiscal 2014, the weighted average yield of our investment securities portfolio was 2.10% as compared to 3.56% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets had been invested in loans. Additionally, all of our investment securities are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income which affects our reported equity. Accordingly, given the size of the investment securities portfolio and due to possible mark-to-market adjustments of that portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio, we may sell securities which could result in a realized loss, thereby reducing our net income.
Changes in the valuation of our securities portfolio could adversely affect us.
Our securities portfolio represents a quarter of our total assets, and all of the securities in our portfolio are classified as available for sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available for sale with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market for the securities portfolio could result in impairment charges on some investment securities.
Our branch network expansion strategy may negatively affect our financial performance.
Depending on market conditions, we intend to expand our branch office network through selective de novo or acquired branch offices over the next several years. On January 18, 2014, we completed the acquisition of three branches in Nantucket, which we operate under the name Nantucket Bank, a division of Blue Hills Bank. We also opened a branch in Milton, MA in 2014. In 2015, We plan to open a de novo branch office in University Station in Westwood, Massachusetts. We estimate that costs to open the Westwood de novo branch will amount to approximately $2.1 million, while Milton's costs were $1.4 million, including the costs of construction, equipment, furnishings and technology as well as marketing and promotional expenses associated with the grand opening of the branches. Our branch expansion strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new or acquired branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to generate sufficient favorably priced deposits to produce enough income, including funding loan growth generated by our organization, to offset expenses related to the branch, some of which, like salaries and occupancy expense, are considered fixed costs.
Changing interest rates may have a negative effect on our results of operations.

Our earnings and cash flows are dependent on our net interest income and income from our mortgage banking operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in market interest rates could have an adverse effect on our financial condition and results of operations. If interest rates increase rapidly, we may have to increase the rates we pay on our deposits, particularly our higher cost savings and short-term time deposits and borrowed funds, more quickly than any changes in interest rates earned on our loans and investments, resulting in a negative effect on interest spreads and net interest income. Furthermore, our mortgage banking income varies directly with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volumes, and sell loans with attractive pricing, as we have in recent years. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

Conversely, should market interest rates fall below current levels, our net interest margin could also be negatively affected if competitive pressures keep us from further reducing rates on our deposits, while the yields on our assets decrease more rapidly through loan prepayments and interest rate adjustments. Decreases in interest rates often result in increased prepayments of loans and mortgage-related securities, as borrowers refinance their loans to reduce borrowings costs. Under these circumstances, we are subject to reinvestment risk to the extent we are unable to reinvest the cash received from such prepayments in loans or other investments that have interest rates that are comparable to the interest rates on existing loans and securities.

Changes in interest rates may also decrease fee income generated from our commercial lending operations. We enter into interest rate swap agreements with some of our commercial borrowers (and mirror swap agreements with a third party) that allow the borrower to pay a fixed interest rate on loans that are originated and carried in our loan portfolio as adjustable rate loans. We receive fee income from borrowers for providing this service. Under certain interest rate scenarios, borrowers may choose not to use this service, and our related fee income will decrease.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.
During the past several years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. However, our ability to lower our interest expense may be limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. Accordingly, our net interest income may be adversely affected and may even decrease, which may have an adverse effect on our profitability.
We have been negatively affected by market and economic conditions. A worsening of these conditions could adversely affect our operations, financial condition and earnings.
Although most recent economic indicators are showing signs of improvement, a return to economic conditions experienced over the past several years could result in further uncertainty in the financial markets and slower improvement in general economic conditions. During the financial crisis, there were dramatic declines in the housing market, with falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our lending business is tied, in large part, to the housing market and real estate markets in general. A return to these conditions could result in more limited demand for the construction of new housing, weakness in home pricing, and could ultimately result in increased delinquencies on our residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit and consumer loans. Further, concerns over the financial markets and new regulations may cause lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.
Financial reform legislation enacted in 2010 has, among other things, tightened capital standards and resulted in new laws and regulations that are expected to increase our costs of operations.
The Dodd-Frank Wall Street Reform and Consumer Protection Act was enacted in 2010. This law is significantly changing the current bank regulatory structure and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting and implementing rules and regulations, and consequently, many of the details and much of the impacts of the Dodd-Frank Act remain unknown and may not be known for many months or years.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks with more than $10 billion in assets. Banks with $10 billion or less in assets will continue to be examined for compliance with the consumer laws by their primary bank regulators.
The Dodd-Frank Act required minimum leverage (Tier 1) and risk based capital requirements for bank and savings and loan holding companies that are no less than those applicable to banks, which will exclude certain instruments that previously have been eligible for inclusion by bank holding companies as Tier 1 capital, such as trust preferred securities and certain collateralized debt obligations.

A provision of the Dodd-Frank Act eliminated, as of July 21, 2011, the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.
The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation deposit insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a financial institution, rather than deposits. The Dodd-Frank Act also permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009. The legislation also increased the required minimum reserve ratio for the Deposit Insurance Fund, from 1.15% to 1.35% of insured deposits, and directs the Federal Deposit Insurance Corporation to offset the effects of increased assessments on depository institutions with less than $10 billion in assets.
The Dodd-Frank Act requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments. It also provides that the listing standards of the national securities exchanges shall require listed companies to implement and disclose “clawback” policies mandating the recovery of incentive compensation paid to executive officers in connection with accounting restatements. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives.
We expect that current and future rules and regulations promulgated pursuant to the Dodd-Frank Act will increase our operating and compliance costs and could increase our interest expense.
The short-term and long-term impact of the changing regulatory capital requirements and new capital rules may adversely affect our returns on equity and our ability to pay dividends or repurchase stock.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), sets the leverage ratio at a uniform 4% of total assets, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
The application of these more stringent capital requirements could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.
Government responses to economic conditions may adversely affect our operations, financial condition and earnings.
We are subject to extensive regulation, supervision and examination by the Massachusetts Commissioner of Banks, the Federal Deposit Insurance Corporation and the Federal Reserve Board. Such regulation and supervision governs the activities in which an institution and its holding company may engage and are intended primarily for the protection of the insurance fund and the depositors and borrowers of Blue Hills Bank rather than for holders of our common stock. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

Financial reform legislation has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. The legislation has also resulted in new regulations affecting the lending, funding, trading and investment activities of banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty regarding the effect of new legislation and regulatory actions may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These measures are likely to increase our costs of doing business and may have a significant adverse effect on our lending activities, financial performance and operating flexibility. In addition, these risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.
Furthermore, the Federal Reserve Board, in an attempt to help the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and the purchase of mortgage-backed securities. If the Federal Reserve Board increases the federal funds rate, overall interest rates will likely rise, which may negatively impact the housing markets and the U.S. economic recovery. In addition, deflationary pressures, while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.
In addition, there have been proposals made by members of Congress and others that would reduce the amount distressed borrowers are otherwise contractually obligated to pay under their mortgage loans and limit an institution’s ability to foreclose on mortgage collateral. Were proposals such as these, or other proposals limiting our rights as a creditor, to be implemented, we could experience increased credit losses or increased expense in pursuing our remedies as a creditor.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Furthermore, our strategic plan envisages significant growth in lending which will require additional provisions for loan losses and reduce our earnings in the short term.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
Concentration of loans in our primary market area may increase risk.
Our success depends primarily on general economic conditions in our market area in eastern Massachusetts. Most of our loans are to customers in this market. Accordingly, the local economic conditions in this market have a significant impact on the ability of borrowers to repay loans as well as our ability to originate new loans. As such, a weakness in real estate values in this market would also lower the value of the collateral securing loans on properties in our market. In addition, a weakening in general economic conditions caused by inflation, recession, unemployment or other factors beyond our control could negatively affect our financial results.
Strong competition for deposits and lending opportunities within our market areas, as well as competition from non-depository investment alternatives, may limit our growth and profitability.
Competition in the banking and financial services industry is intense. In our market areas, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do, which could affect our ability to grow and to be profitable on a long-term basis. Our profitability depends upon our ability to compete successfully in our market areas. If we must raise interest rates paid on deposits or lower interest rates charged on our loans, our net interest margin and profitability could be adversely affected.

In addition, checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, or if our customers seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs and reducing our profitability.
Changes in the structure of Fannie Mae and Freddie Mac (“GSEs”) and the relationship among the GSEs, the federal government and the private markets, or the conversion of the current conservatorship of the GSEs into receivership, could result in significant changes to our securities portfolio.
The GSEs are currently in conservatorship with their primary regulator, the Federal Housing Finance Agency, acting as conservator. We cannot predict if, when or how the conservatorships will end, or any associated changes to the GSEs’ business structure that could result. We also cannot predict whether the conservatorships will end in receivership. There are several proposed approaches to reform the GSEs which, if enacted, could change the structure of the GSEs and the relationship among the GSEs, the government and the private markets, including the trading markets for agency conforming mortgage loans and markets for mortgage-related securities in which we invest through securities. We cannot predict the prospects for the enactment, timing or content of legislative or rulemaking proposals regarding the future status of the GSEs. Accordingly, there continues to be uncertainty regarding the future of the GSEs, including whether they will continue to exist in their current form. GSE reform, if enacted, could result in a significant change and adversely impact our securities portfolio.
Our risk management framework may not be effective in mitigating risk and reducing the potential for significant losses.
Our risk management framework is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, credit, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened legislative and regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.
Technological advances impact our business.
The banking industry is undergoing technological changes with frequent introductions of new technology-driven products and services. In addition to improving customer services, the effective use of technology increases efficiency and enables financial institutions to reduce costs provided that they produce economies of scale and deploy technology in a safe and sound manner. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in operations. Many competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or successfully market such products and services to a large enough number of customers to cover the up-front costs of implementation.
Our information systems may experience an interruption or breach in security.
We rely heavily on communications and information systems to conduct our business including systems operated by third party vendors. For example, we rely extensively on our core processing vendor for our informational management systems. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately rectified. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, cause us to incur costs of rectification, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Impairment of goodwill could require charges to earnings, which could result in a negative impact on our results of operations.
Goodwill arises when a business is purchased for an amount greater than the fair market value of its net assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of three branches in Nantucket in January 2014 that we operate under the name Nantucket Bank, a division of Blue Hills Bank. We evaluate goodwill for impairment at least annually. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES

We operate from our ten full-service banking offices, including our main office and nine branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood and West Roxbury, Massachusetts. The net book value of our premises, land and equipment was $18.8 million at December 31, 2014.

The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration

Full Service Banking Offices:
Blue Hills Bank – River Street (Main Office) 1196 River Street Hyde Park, MA 02136	Owned (1)	1871
Blue Hills Bank – Truman 1065 Truman Parkway Hyde Park, MA 02136	Owned/Leased (2)	1977	March 2021
Blue Hills Bank – Brookline 1337 Beacon Street Brookline, MA 02446	Leased	2007	February 2017
Blue Hills Bank – Dedham 749 Providence Highway Dedham, MA 02026	Leased	1988	May 2016
Blue Hills Bank – Norwood 111 Lenox Street Norwood, MA 02062	Leased	1998	October 2016
Blue Hills Bank – West Roxbury 1920 Centre Street West Roxbury, MA 02132	Leased	2004	February 2019
Blue Hills Bank – Milton 480 Adams Street Milton, MA 02186	Leased	2014	September 2023
Nantucket Bank – Pleasant Street 104 Pleasant Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Orange Street 2 Orange Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Amelia Drive 1 Amelia Drive Nantucket, MA 02554	Owned	2014
Administrative and Other Facilities:
Blue Hills Bank (3) 81 Newbury St., 2nd Floor Boston, MA 02115	Leased	2014	March 2016
Blue Hills Bank (3) 10 Cordage Park Circle, Suite 222 Plymouth, MA 02360	Leased	2014	December 2019
320 Norwood Park South Norwood, MA 02062	Leased	2011	November 2016
9 Bayberry Court Nantucket, MA 02554	Owned	2014
3 Madison Court Nantucket, MA 02554	Owned	2014

_________________________
(1) We lease 1,500 square feet of additional office space adjacent to this location at 1202 River Street. This lease expires in March 2021.
(2) This office building is owned and located on land that is leased.
(3) This property is used as a loan production office.

We have signed a lease for a de novo branch to be located at University Station in Westwood, Massachusetts, with a fifteen-year lease commencing at or near the branch opening date and options for three five-year extensions of the lease by the Bank. We expect this branch to open in August, 2015.

The administrative offices located at 320 Norwood Park South, Norwood, Massachusetts are Blue Hills Bancorp’s corporate headquarters and house several of our back-office functions. The administrative offices located at 9 Bayberry Court, Nantucket house our customer contact center. In addition, the premises include four condominium units that are used for employee housing. The property located at 3 Madison Court, Nantucket consists of a two-unit building used for employee housing. We rent units to certain employees in Nantucket at below-market rates in order to help attract and retain banking staff.

ITEM 3.	LEGAL PROCEEDINGS

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.

On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) by a former employee terminated by Blue Hills Bank in October 2013 by which the former employee alleged retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The OSHA complaint requested reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. On December 30, 2014, the same former employee filed a complaint in U.S. Federal District Court of Massachusetts, based on the same general factual allegations, that alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act. By this complaint, the former employee requested payment with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in these complaints to be completely without merit and intend to vigorously defend both actions and any other action initiated by the former employee.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Market under the symbol “BHBK”. The approximate number of shareholders of record of the Company’s common stock as of March 13, 2014 was 3,045.

The Company completed its initial public offering on July 21, 2014, and its stock commenced trading on July 22, 2014. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by Nasdaq. The Company has not paid any dividends to its stockholders to date. See “Dividends” below. On March 13, 2015, the closing market price of the Company’s common stock was $13.34.

2014	High	Low	Dividends Declared
Fourth quarter	$13.74	$11.25	$—
Third quarter (from July 22, 2014)	$13.60	$12.15	—
Second quarter	N/A	N/A	—
First quarter	N/A	N/A	—

Dividends

The Company’s board of directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. In determining whether to pay a cash dividend and the amount of such cash dividend, the board of directors is expected to take into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law, may be paid in addition to, or in lieu of, regular cash dividends. Blue Hills Bancorp will file a consolidated tax return with Blue Hills Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.
The Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. In addition, the Federal Reserve Board has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. These regulatory policies and requirements could affect the ability of the Blue Hills Bancorp to pay dividends. See “Regulation and Supervision-Holding Company Regulation.”

Pursuant to our articles of incorporation, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. We currently have no plans to issue shares of preferred stock. Initially, dividends we can declare and pay will depend upon the net proceeds retained from the stock offering and the earnings received from the investment of those proceeds. In the future, dividends will depend in large part upon receipt of dividends from Blue Hills Bank, because we expect to have limited sources of income other than dividends from Blue Hills Bank, net income earned on the net proceeds of the offering and interest payments received in connection with the loan to the employee stock ownership plan (which was funded through Blue Hills Funding Corporation, a subsidiary formed solely for the purpose of making the loan to the employee stock ownership plan). We have no preferred stock outstanding and currently have no plans to issue preferred stock in the future.
Massachusetts banking law and Federal Deposit Insurance Corporation regulations impose limitations on capital distributions by savings institutions. See “Regulation and Supervision-Massachusetts Banking Laws and Supervision-Dividends.”
Any payment of dividends by Blue Hills Bank to us that would be deemed to be drawn out of Blue Hills Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Blue Hills Bank on the amount of earnings deemed to be removed from the reserves for such distribution. See “Regulation and Supervision-Federal Regulation-Capital Distributions.” Blue Hills Bank does not intend to make any distribution to us that would create such a federal tax liability. See “Taxation-Federal Taxation” and “-State Taxation.”
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not Applicable.
Securities Authorized for Issuance under Equity Compensation Plans
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchases
Not Applicable.
Stock Performance Graph
The Company’s shares of common stock began trading on the NASDAQ Global Market on July 22, 2014. Accordingly, no comparative stock performance information is available for periods ending prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on July 22, 2014 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion. The initial offering price of the Company's shares was $10.00 per share, however the graph below depicts the cumulative return on the stock since inception of trading at $12.38 per share on July 22, 2014.

Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

	Period Ending
Index	7/22/2014	7/31/2014	8/31/2014	9/30/2014	10/31/2014	11/30/2014	12/31/2014
Blue Hills Bancorp, Inc.	100.00	100.16	104.12	105.98	107.67	106.79	109.69
Russell 2000	100.00	96.90	101.71	95.56	101.85	101.95	104.85
SNL Thrift $1B-$5B	100.00	100.15	103.36	99.14	106.12	104.79	107.95

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information at December 31, 2014 and 2013 and for the fiscal years ended December 31, 2014, 2013 and 2012 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The information at December 31, 2012, 2011 and 2010 and for the fiscal years ended December 31, 2011 and 2010 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. No tax equivalent adjustments have been made.
The following table sets forth selected financial data and other data for the Company.

	At December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$1,728,148	$1,314,287	$1,228,636	$970,674	$910,689
Cash and cash equivalents	60,146	40,316	73,819	87,331	111,759
Securities available for sale	416,447	441,306	533,785	547,475	543,890
Loans receivable, net	1,132,914	764,582	488,207	276,528	202,016
Federal Home Loan Bank stock	11,702	10,766	9,669	3,846	3,293
Bank-owned life insurance	30,595	29,831	33,344	32,220	31,178
Deposits	1,212,716	915,223	817,877	756,481	754,228
Borrowings	75,000	215,000	154,424	40,000	—
Total equity	411,606	171,534	176,938	163,832	144,784

	Years ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Operating Data:
Interest and dividend income	$49,275	$33,092	$31,816	$31,995	$34,186
Interest expense	6,898	7,971	8,372	8,938	12,083
Net interest income	42,377	25,121	23,444	23,057	22,103
Provision for loan losses	3,381	4,094	2,361	1,126	502
Net interest income, after provision for loan losses	38,996	21,027	21,083	21,931	21,601
Realized securities gains and impairment losses, net	2,515	4,999	11,931	5,557	25,677
Other non interest income	7,092	8,012	4,235	3,644	3,236
Total noninterest income	9,607	13,011	16,166	9,201	28,913
Noninterest expenses	49,408	31,659	26,283	21,041	17,362
Income (loss) before income taxes	(805)	2,379	10,966	10,091	33,152
Provision (benefit) for income taxes	(622)	(284)	3,112	2,530	3,542
Net income (loss)	$(183)	$2,663	$7,854	$7,561	$29,610

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income to average total assets)	(0.01)%	0.22%	0.74%	0.82%	3.21%
Return on average equity (ratio of net income to average equity)	(0.07)%	1.52%	4.57%	5.01%	18.48%
Interest rate spread (1)	2.64%	2.09%	2.18%	2.51%	2.39%
Net interest margin (2)	2.78%	2.21%	2.33%	2.68%	2.57%
Efficiency ratio (3)	95.00%	83.02%	66.35%	65.23%	34.03%
Noninterest expense to average total assets	3.07%	2.65%	2.46%	2.29%	1.88%
Average interest-earning assets to average interest-bearing liabilities	129.81%	117.24%	117.88%	116.51%	112.38%
Average equity to average total assets	17.41%	14.68%	16.11%	16.43%	17.39%
Asset Quality Ratios:
Non-performing assets to total assets	0.26%	0.13%	0.18%	0.28%	0.18%
Non-performing loans to total loans	0.39%	0.23%	0.45%	0.98%	0.78%
Allowance for loan losses to non-performing loans	290%	555%	251%	128%	155%
Allowance for loan losses to total loans	1.13%	1.25%	1.13%	1.25%	1.21%
Consolidated Capital Ratios:
Total capital to risk-weighted assets	32.60%	19.80%	21.70%	30.50%	N/A
Tier 1 capital to risk-weighted assets	31.49%	18.50%	20.80%	29.80%	N/A
Tier 1 capital to average assets	23.29%	13.20%	14.40%	16.20%	N/A
Capital Ratios for the Bank:
Total capital to risk-weighted assets	22.68%	16.60%	18.60%	28.60%	35.6%
Tier 1 capital to risk-weighted assets	21.57%	15.30%	17.70%	27.90%	34.8%
Tier 1 capital to average assets	15.92%	11.10%	12.20%	15.10%	15.2%
Other Data:
Number of full service offices	10	6	6	6	6
Number of full time equivalent employees	202	147	141	122	103
_______________________

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period on a non tax equivalent basis.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, including gains on securities available for sale, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this section is to help readers understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report.

Overview
Our results of operations depend primarily on net interest and dividend income from our investments in loans and investment securities. Net interest and dividend income is the difference between (1) the interest and dividend income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including debt securities and marketable equity securities) and other interest-earning assets, and (2) the interest we pay on our interest-bearing liabilities, consisting primarily of deposits (including NOW accounts, regular savings accounts, money market accounts, and certificates of deposit), and Federal Home Loan Bank of Boston advances.

Our results of operations also are affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of gains or losses on the sale of investment securities and loans, deposit account fees, Interchange and ATM fees, income derived from bank-owned life insurance, fee income on loans, and other income sources. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, professional fees, advertising expenses, FDIC insurance premiums, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

In mid-2010, our board of directors hired William M. Parent as the new Chief Executive Officer and President and approved a change in our strategic direction designed to transform our Bank into a full service community bank with a full complement of retail and commercial loan and deposit products. In addition to hiring a new Chief Executive Officer, the implementation of our change in strategic direction also involved the hiring of a new senior management team with experience in the areas of operations which the Bank planned to expand, including officers and personnel with commercial real estate and commercial business lending and underwriting experience, as well as marketing and risk management personnel. Since 2011, eight executive officers have been hired, including the Senior Commercial Banking Officer, Chief Risk Officer, Chief Retail Officer, Chief Information Officer, Chief Marketing Officer and Chief Financial Officer. Many members of the new management team have significant employment and advisory experience with larger commercial banking institutions. In addition to the new executive management team, other personnel have been hired to effect the change in strategic direction which has increased the size of our operations and infrastructure. Our employee base has almost doubled from the end of 2010 to 202 full time equivalent employees at December 31, 2014.

Since 2010, we have changed our strategic direction to diversify our operations, assets, and funding base. The change in strategic direction emphasized increasing our residential lending capabilities while building commercial real estate and commercial business lending platforms and offering deposit products and services that would attract and retain commercial customers. The new strategic direction also emphasized improving our technology infrastructure and developing competitive retail and commercial customer delivery channels, including remote deposit capture and internet and mobile banking.

As a result, we have significantly increased our loan and deposit product lines, the overall size of our operations and the diversification of our asset base, including a significant increase in residential, commercial real estate and commercial business lending activity. From December 31, 2011 to December 31, 2014, our assets have grown $757.5 million, or 78.0%, and our loan portfolio has grown $856.4 million, or 309.7%. During this period, our commercial real estate, commercial business and construction loans have grown to $593.2 million at December 31, 2014 from $9.3 million at December 31, 2011. The 1-4 family residential mortgage portfolio stood at $460.3 million at December 31, 2014, up $196.1 million, or 74.2%, from December 31, 2011. While the loan portfolio has grown significantly over the past three years, the investment securities portfolio declined $131.0 million, or 23.9%, to $416.5 million at December 31, 2014 from $547.5 million at December 31, 2011. Investment securities represented 24.1% of total assets at December 31, 2014 compared to 56.4% at December 31, 2011. From December 31, 2011 to December 31, 2014, our deposits have grown $456.2 million, or 60.3%, to $1.2 billion. Core deposits (consisting of savings, money market, NOW and demand deposit accounts) have grown $460.0 million, or 124.6%, while certificates of deposits and brokered deposits have declined $3.8 million, or 1.0% to $383.6 million.

Below is a summary of 2014 highlights:

•
Successfully completed the mutual to stock conversion in July. The Company sold 27,772,500 shares of common stock, representing the adjusted maximum of the offering range, at $10.00 per share, for gross offering proceeds of $277,725,000, including the sale of 2,277,345 shares to the employee stock ownership plan. Additionally, 694,313 shares of Company common stock and $57,000 in cash were contributed to the Blue Hills Bank Foundation in connection with the conversion and offering.

•
Acquired Nantucket Bank in January and successfully completed the integration. Despite the normal seasonal decline experienced in the fourth quarter, Nantucket deposits were up slightly at the end of 2014 from $274.6 million on the acquisition date.

•
Loans increased 48.2% to $1.1 billion at December 31, 2014 from the end of 2013 as the Company continued to execute on its balance sheet diversification strategy through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios. The acquisition of Nantucket Bank, in January 2014, attributed to $97.5 million, or 26.5%, of the $368.3 million increase in loans.

•
Continued to expand the geographic reach of the commercial lending business by hiring a new lending team to cover the South Shore and South Coast areas of Massachusetts (a new loan production office was opened in Plymouth, Massachusetts in January 2015).

•
Over the past few years, the Company has expanded the capabilities of its residential mortgage department.  In 2014, residential mortgages originated by the department totaled $154.2 million, representing an increase of 119.9% from 2013.  Also in 2014, the department also originated approximately $16.0 million of construction and commercial real estate loans and there was another $65.1 million of residential mortgages originated by third parties that were purchased by the Company.

•
Maintained strong asset quality with net charge-offs for the year equal to 0.00% of average loans. The reserve/loans ratio was 1.13% and the reserve/non-performing assets ratio was 274% at December 31, 2014.

•
Reduced the overall cost of interest-bearing deposits to 0.56% for the year ended December 31, 2014 from 0.81% for the year ended December 31, 2013. This helped net interest margin improve to 2.78% for the year ended December 31, 2014 from 2.21% in the prior year.

•	In July, the Company redeemed the $18.7 million of Series A Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund (SBLF) preferred stock program.

•	Continued the expansion of the Company's brand by obtaining the naming rights to the Blue Hills Bank Pavilion concert venue in the Seaport District of Boston.

•	Opened a new branch office in Milton, Massachusetts in October. Deposits at the branch rose to $15 million at December 31, 2014.

•
During the course of 2014, donations in excess of $1.0 million were made to various non-profits reflecting the Company's active involvement in the communities it serves. The bulk of the donations were made through the Blue Hills Bank foundations which support nonprofits in the fields of education and the arts, health and human services, affordable housing and community services.

•	The Company's stock was added to the Russell 2000 Index at the end of September and to the ABA NASDAQ Community Bank Index at the beginning of December.

 Critical Accounting Policies
Critical accounting policies are defined as those that involve significant judgments and uncertainties, and could potentially result in materially different results under different assumptions and conditions. We believe that the most critical accounting policies upon which our financial condition and results of operations depend, and which involve the most complex subjective decisions or assessments, are the following:
Securities available for sale. Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available for sale with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). OTTI is required to be recognized if: (1) we intend to sell the security; (2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that we intend to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.
Loans. Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, charge-offs and any deferred fees and costs on originated and purchased loans. Interest income is accrued on the unpaid principal balance. Loan origination costs and discounts on purchased loans, net of certain direct origination fees, are deferred and recognized as an adjustment of the related loan yield using the interest method. It is our policy to discontinue the accrual of interest on loans past due in excess of 90 days, unless the loan is well-secured and in the process of collection, or when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful and to reverse all interest previously accrued against interest income. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.
Allowance for loan losses. The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. In estimating an appropriate allowance for loan losses, we recognize that our own relevant loss experience is limited as a result of our change in lending strategy over recent years. As such, we evaluated the most recent eight years of state and national Federal Deposit Insurance Corporation (“FDIC”) loss data for comparable sized savings institutions. Management believes this 8-year period is sufficient to span a full lending cycle. As a starting point in calculating the allowance for loan losses for all loan segments, we identified a loss rate within a range of the high and low state and national FDIC loss ratios of the comparative group. Management then adjusted the loss rates for environmental factors unique to our portfolio including current lending policies, economic conditions, portfolio characteristics, collateral values and credit concentrations to derive each loan segment’s general loss factors. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated regularly by management. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available; however, because of the increase of new exposure in portfolios new to us, it is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio. The allowance consists of general, allocated and unallocated components, as further described below.
General component. The general component of the allowance for loan losses is based on extrapolated historical loss experience adjusted for qualitative and environmental factors, including levels and trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; the experience, ability, and depth of lending management and staff; and national and local economic trends and conditions. In 2012, we revised our methodology pertaining to the general component of the allowance for loan losses. This revision included increased segmentation of the loan portfolio, which in previous years had been primarily comprised of conforming residential mortgage loans. Prior to 2012, we utilized our own historical loss ratios in our determination of the allowance for loan losses. In 2012, we utilized comparative state and national FDIC loss data adjusted for current environmental factors in line with the overall growth of the Company and our current lending strategies. The change to use of FDIC historical loss data did not have a material impact on the overall allowance with regard to our legacy loan products. Of more significance to the overall allowance was the application of FDIC loss factors to the growth in segments other than conforming residential loans, for which we had minimal or no loss experience of our own to reference.
Allocated component. The allocated component relates to loans that are on the watch list (non-accruing loans, partially charged off non-accruing loans and accruing adversely-rated loans) and considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan are lower than the carrying value of that loan. A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered a troubled debt restructuring (“TDR”). All TDRs are initially classified as impaired.
Unallocated component. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio.

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. We record interest and penalties as part of income tax expense.

Comparison of Financial Condition at December 31, 2014 and December 31, 2013
Total Assets. Total assets increased $413.9 million to $1.7 billion at December 31, 2014 from $1.3 billion at December 31, 2013. The increase was primarily due to a $368.3 million, or 48.2%, increase in net loans, as well as a $19.8 million increase in cash and cash equivalents and smaller increases in other balance sheet categories. There was also a $24.9 million, or 5.6%, decline in securities available for sale.

Loans. Net loans increased by $368.3 million, or 48.2%, to $1.1 billion at December 31, 2014 from $764.6 million at December 31, 2013 reflecting a combination of originations, purchases and participations as the Company continued to execute on its strategy to diversify its balance sheet, particularly through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios. The January 2014 Nantucket Bank acquisition added $102.2 million of primarily commercial real estate and home equity loans. By category, commercial real estate loans increased $159.1 million, or 69.6%, 1-4 family residential loans increased $95.3 million, or 26.1%, commercial business loans increased $40.7 million, or 36.6%, construction loans increased $37.0 million, or 224%, home equity loans increased $36.2 million, or 142%, and consumer loans increased $6.4 million, or 25.2%.

Securities Available for Sale. Total securities available for sale declined by $24.9 million, or 5.6%, to $416.4 million at December 31, 2014 from $441.3 million at December 31, 2013. The overall decline in investment securities reflects our strategy to change the composition of the balance sheet by increasing our loan portfolio, funded by the sale of securities, maturing securities and securities prepayments. By category, the decline was driven by a $115.0 million drop in U.S. Treasury securities and $36.9 million decrease in marketable equity securities, which consist of mutual funds. These declines were partially offset by a $93.0 million increase in government sponsored mortgage-backed and collateralized mortgage obligations and a $19.7 million increase in other mortgage and asset-backed securities. The changes in the components of the securities portfolio were due, in part, to a portion of the investment securities portfolio that had been managed by a third party being moved in-house during the second half of 2014.

Cash and Cash Equivalents. Cash and cash equivalents increased by $19.8 million, or 49.2%, to $60.1 million at December 31, 2014 from $40.3 million at December 31, 2013.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during 2014 as a result of current period earnings on such policies offset by the receipt of death benefits. At December 31, 2014, the investment was $30.6 million, compared to $29.8 million at December 31, 2013.

Goodwill, Core Deposit Intangible, and Premises and Equipment At December, 2014, goodwill and core deposit intangible assets totaled $13.4 million compared to none at December 31, 2013. The entire balance at December 31, 2014 relates to the Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. Premises and equipment increased by $11.3 million, or 151%, to $18.8 million at December 31, 2014. The increase is due, primarily, to the Nantucket Bank acquisition.

Deposits. Deposits increased by $297.5 million, or 32.5%, to $1.2 billion at December 31, 2014 from $915.2 million at December 31, 2013. The increase was primarily due to deposits assumed in the Nantucket Bank acquisition, which totaled $274.6 million as of the acquisition date in January 2014 and have grown slightly since then. Approximately 10% of the deposits assumed in the Nantucket Bank acquisition were certificates of deposit and the remainder was demand, savings and money market deposits.  In addition, the growth in deposits from a year ago reflects a higher level of commercial deposits due to the Company’s increased emphasis on leveraging commercial lending relationships, including those in Nantucket. The increase in deposits from the factors discussed above was partially offset by a decline in Brokered CDs and the run-off of higher-yielding consumer deposits, which helped the Company lower the yield on interest bearing deposits to 0.56% in 2014 compared to 0.81% in 2013.

Borrowings. Total borrowings declined to $75.0 million at December 31, 2014 from $215.0 million at December 31, 2013. The decline was mainly due to the Company using a portion of the proceeds from the stock offering that was completed in July 2014 to pay down short-term borrowings. Short-term borrowings of $40.0 million at December 31, 2014 and $170.0 million at December 31, 2013 consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings of $35.0 million at December 31, 2014 and $45.0 million at December 31, 2013 consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2016 through 2018.

Equity. Total equity increased $240.1 million, or 140.0%, to $411.6 million at December 31, 2014 from $171.5 million at December 31, 2013. The increase from the end of 2013 reflects the Company's mutual to stock conversion that was completed in July 2014. As part of the conversion, the Company also established an employee stock ownership plan ("ESOP") which acquired 8% of the shares issued in the conversion. The $22.0 million related to the ESOP is shown as a reduction to stockholders' equity on the balance sheet. In addition, on July 11, 2014, the Company redeemed $18.7 million of preferred stock that had been issued to the U. S. Treasury as part of the Small Business Lending Fund Program.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013
General. The Company reported a net loss of $183,000 for the year ended December 31, 2014 and net income of $2,663,000 for the year ended December 31, 2013. The 2014 and 2013 results included the following items:

•
A pre-tax expense of $7,000,000 for the year ended December 31, 2014 related to the Company's funding of a new charitable foundation at the time of the mutual to stock conversion that was completed on July 21, 2014.

•	A pre-tax pension curtailment gain of $1,304,000 for the year ended December 31, 2014 related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014.

•	Pre-tax expenses of $869,000 for year ended December 31, 2014 and $184,000 for the year ended December 31, 2013 related to the Company's mutual to stock conversion.

•	Pre-tax expenses of $950,000 for the year ended December 31, 2014 and $583,000 for the year ended December 31, 2013 related to the January 2014 Nantucket Bank acquisition.

•	A pre-tax expense of $1,677,000 for the year ended December 31, 2013 related to the restructuring of incentive and benefit plans.

•	Pre-tax gains of $182,000 for the year ended December 31, 2014 and $1,872,000 for the year ended December 31, 2013 related to death benefits received on bank-owned life insurance.

Excluding these items, net income for the year ended December 31, 2014 was $4,595,000 versus net income of $2,404,000 for the year ended December 31, 2013.

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

	For the Year Ended December 31, 2014
	Average Outstanding Balance	Interest	Yield / Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,022,128	$37,382	3.66%
Securities	424,190	11,589	2.73
Other interest earning assets (1)	78,260	304	0.39
Total interest-earning assets	1,524,578	49,275	3.23
Non-interest-earning assets	87,137
Total assets	$1,611,715
Interest-bearing liabilities:
NOW accounts	$124,372	$103	0.08%
Regular savings accounts	335,631	1,372	0.41
Money market accounts	210,110	1,199	0.57
Certificates of deposit	354,529	3,076	0.87
Total interest-bearing deposits	1,024,642	5,750	0.56
Borrowings	149,841	1,148	0.77
Total interest-bearing liabilities	1,174,483	6,898	0.59
Non-interest-bearing deposits	112,260
Other non-interest-bearing liabilities	44,354
Total liabilities	1,331,097
Equity	280,618
Total liabilities and equity	$1,611,715
Net interest and dividend income		$42,377
Net interest rate spread (2)			2.64%
Net interest-earning assets (3)	$350,095
Net interest margin (4)			2.78%
Average interest-earning assets to interest-bearing liabilities	129.81%
Total cost of deposits			0.51%

	For the Years Ended December 31,
	2013			2012
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$591,990	$21,876	3.70%	$384,432	$16,545	4.30%
Securities	500,499	11,114	2.22	565,584	15,151	2.68
Other interest earning assets (1)	45,828	102	0.22	55,768	120	0.22
Total interest-earning assets	1,138,317	33,092	2.91	1,005,784	31,816	3.16
Non-interest-earning assets	55,958			60,862
Total assets	$1,194,275			$1,066,646
Interest-bearing liabilities:
NOW accounts	$66,580	$68	0.10%	60,241	$80	0.13%
Regular savings accounts	344,783	2,420	0.70	243,507	1,756	0.72
Money market accounts	81,225	531	0.65	105,783	893	0.84
Certificates of deposit	350,861	3,784	1.08	341,453	4,530	1.33
Total interest-bearing deposits	843,449	6,803	0.81	750,984	7,259	0.97
Borrowings	127,501	1,168	0.92	102,266	1,113	1.09
Total interest-bearing liabilities	970,950	7,971	0.82	853,250	8,372	0.98
Non-interest-bearing deposits	29,716			19,681
Other non-interest-bearing liabilities	18,279			21,921
Total liabilities	1,018,945			894,852
Equity	175,330			171,794
Total liabilities and equity	$1,194,275			$1,066,646
Net interest and dividend income		$25,121			$23,444
Net interest rate spread (2)			2.09%			2.18%
Net interest-earning assets (3)	$167,367			$152,534
Net interest margin (4)			2.21%			2.33%
Average interest-earning assets to interest-bearing liabilities	117.24%			117.88%
Total cost of deposits			0.78%			0.94%

______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$15,746	$(240)	$15,506
Securities	(1,541)	2,016	475
Other	46	156	202
Total interest-earning assets	$14,251	$1,932	$16,183
Interest-bearing liabilities:
NOW accounts	$50	$(15)	$35
Savings	(63)	(985)	(1,048)
Money market	741	(73)	668
Certificates of Deposit	39	(747)	(708)
Total interest-bearing deposits	767	(1,820)	(1,053)
Borrowings	188	(208)	(20)
Total interest-bearing liabilities	$955	$(2,028)	$(1,073)
Change in net interest and dividend income	$13,296	$3,960	$17,256

	Year Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:
Loans	$7,222	$(1,891)	$5,331
Securities	(1,620)	(2,417)	(4,037)
Other	(18)	—	(18)
Total interest-earning assets	$5,584	$(4,308)	$1,276
Interest-bearing liabilities:
NOW accounts	$10	$(22)	$(12)
Savings accounts	710	(46)	664
Money market	(184)	(178)	(362)
Certificates of Deposit	129	(875)	(746)
Total interest-bearing deposits	665	(1,121)	(456)
Borrowings	153	(98)	55
Total interest-bearing liabilities	$818	$(1,219)	$(401)
Change in net interest and dividend income	$4,766	$(3,089)	$1,677

Net Interest and Dividend Income. Net interest and dividend income increased $17.3 million, or 68.7%, to $42.4 million for the year ended December 31, 2014 from $25.1 million for the year ended December 31, 2013. Net interest margin improved 57 basis points to 2.78% for the year ended December 31, 2014, compared to 2.21% for 2013. Below is a summary of the major factors impacting the increases in net interest and dividend income and net interest margin from 2013.

•	A $1.6 million increase in dividend income due to a higher level of dividends received on mutual fund investments.

•
A significant increase in noninterest-bearing funds as average equity increased $105.3 million, or 60.1%, to $280.6 million due to the Company's mutual to stock conversion and average noninterest-bearing deposits increased $82.5 million, or 277.8%, to $112.3 million.

•	A 23 basis point decline in the cost of interest-bearing liabilities to 0.59% in 2014.

•
Purchase accounting accretion related to the January 2014 Nantucket Bank acquisition which contributed $1.2 million to net interest income and approximately 20 basis points to net interest margin in 2014.

Net interest income was also helped by a $430.1 million, or 72.7%, increase in average loans to $1.0 billion in 2014.

Interest and Dividend Income. Interest and dividend income increased $16.2 million, or 48.9%, to $49.3 million for the year ended December 31, 2014, compared to $33.1 million for the year ended December 31, 2013. The increase was primarily due to a $15.5 million, or 70.9%, increase in interest on loans to $37.4 million and a $1.6 million or 67.2% increase in dividend income from mutual funds to $3.9 million. These increases were partially offset by a $962,000, or 10.9%, decline in interest on debt securities as the average balance of debt securities declined $34.2 million, or 9.0%, to $366.5 million in 2014.
The $15.5 million increase in interest on loans was primarily due to a $430.1 million, or 72.7%, increase in the average balance of loans to $1.0 billion for the year ended December 31, 2014, partially offset by a 4 basis point decrease in the average yield on loans to 3.66% for the year ended December 31, 2014. The increase in the average balance of loans reflects our strategy to grow our loan portfolio and deemphasize the Company's reliance on income from investment securities. The yield on loans decreased due to the lower interest rate environment, the higher contribution of short-term LIBOR-based commercial loans, and competitive pricing pressures.
Interest Expense. Interest expense decreased $1.1 million, or 13.5%, to $6.9 million for the year ended December 31, 2014 from $8.0 million for the year ended December 31, 2013 due to a $1.1 million decline in interest expense on interest-bearing deposits. Interest expense on borrowings fell $20,000 as a $22.3 million, or 17.5%, increase in the average balance of borrowings was more than offset by a 15 basis point decline in the rate paid on borrowings to 0.77% in 2014.
The $1.1 million decline in interest expense on interest-bearing deposits was due to a 25 basis point decrease in the average rate paid on interest-bearing deposits to 0.56% for the year ended December 31, 2014, partially offset by a $181.2 million, or 21.5%, increase in the average balance of interest-bearing deposits to $1.0 billion for the year ended December 31, 2014. The average balances of money market deposits and NOW accounts increased by $128.9 million and $57.8 million, respectively, and accounted for the bulk of the growth in total average interest-bearing deposits. There were only minor changes in the average balances for regular savings and certificates of deposit. The decrease in the cost of deposits was in line with our strategic goal of changing the composition of our deposits to reduce the overall composite rate paid on deposits.
Provision for Loan Losses. The provision for loan losses was $3.4 million in 2014 compared to $4.1 million in 2013. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.13% at December 31, 2014 compared to 1.25% at December 31, 2013. The decline in the allowance coverage ratio from December 31, 2013 reflects placing the loans obtained in the January 2014 Nantucket Bank acquisition on the balance sheet at estimated fair value. As a result, there was no associated allowance for loan losses established on the Nantucket Bank loans which resulted in an overall lower allowance coverage ratio for the Company. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Given the significant overall level of growth in the Company’s loan portfolio, in new loan segments during 2013, the Company increased the unallocated component of the allowance in recognizing the increased uncertainty within the general reserves for these new segments. Since then, however, more of the reserve has been allocated to specific loan categories and the unallocated component has declined to 5.1% of the total allowance for loan losses at December, 31 2014 from 7.1% at December 31, 2013. Net loan charge-offs in 2014 were $79,000, or 0.00% of average loans. In 2013, the Company had net recoveries of $27,000.
Noninterest Income. Noninterest income declined $3.4 million, or 26.2%, from 2013 to $9.6 million in 2014. The decline was mainly driven by a $2.3 million decrease in securities gains (excluding other-than-temporary impairment), a $1.7 million decline in bank-owned life insurance death benefit gains, a $732,000 decline in loan level derivative income from fewer conversions of commercial loans from floating to fixed rate, a $480,000 decline in gains on trading assets as the trading operation was discontinued, and a $410,000 decline in mortgage banking income reflecting a lower level of conforming loan sales. These declines were partially offset by increases of $734,000 in deposit account fees and $576,000 in interchange and ATM fees driven by a combination of the additional transaction accounts acquired in the Nantucket Bank acquisition and deposit account fee revisions implemented at Blue Hills Bank in December of 2013. In addition, the 2014 period includes a $1.3 million pension curtailment gain.

Noninterest Expense. Noninterest expense increased $17.7 million, or 56.1%, to $49.4 million for the year ended December 31, 2014 from $31.7 million for the year ended December 31, 2013. The increase in noninterest expense from 2013 was due to:

•	A $7.0 million expense in 2014 related to the Company's funding of a new charitable foundation that was set up at the time of the July 2014 mutual-to-stock conversion.

•
The January 2014 Nantucket Bank acquisition which caused a $6.4 million increase in expenses in 2014 compared to 2013, taking into account operating expenses, core deposit intangible amortization, and one-time acquisition costs.

•	A $993,000 million expense in 2014 related to the implementation of the employee stock ownership plan.

•	A $685,000 increase in expenses related to the mutual-to-stock conversion.

•
Higher advertising of approximately $600,000 as the Company increased brand awareness, including obtaining the naming rights to the Blue Hills Bank Pavilion concert venue in the Seaport District of Boston.

In addition, operating expenses were boosted by higher costs related to the Bank's transformation into a diversified community bank as the total number of full time equivalent employees grew to 202 at December 31, 2014 from 147 at December 31, 2013. Partially offsetting these increases was the $1.7 million charge related to the restructuring of incentive and benefit plans in 2013.

Income Tax Provision. The Company recorded a tax benefit of $622,000 in 2014 on a pre-tax loss of $805,000. In 2013, the Company recorded a tax benefit of $284,000 on $2.4 million in pre-tax income. The tax benefit in 2014 and 2013 was due to our tax preference items in relation to pre-tax income.

Comparison of Operating Results for the Years Ended December 31, 2013 and 2012

General. Net income decreased by $5.2 million to $2.7 million for the year ended December 31, 2013 from $7.9 million for the year ended December 31, 2012, with pre-tax income declining by $8.6 million to $2.4 million in 2013 from $11.0 million in 2012. The declines in pretax and net income were primarily driven by a $5.4 million increase in noninterest expense, a $3.2 million decline in noninterest income, and a $1.7 million increase in the provision for loan losses. These items were partially offset by a $1.7 million increase in net interest and dividend income. Net income was positively affected by the recognition of a $284,000 tax benefit in 2013 compared to an income tax expense of $3.1 million in 2012.
Net Interest and Dividend Income. Net interest and dividend income increased $1.7 million to $25.1 million for the year ended December 31, 2013 from $23.4 million for the year ended December 31, 2012. The increase was driven by a $207.6 million, or 54.0%, increase in average loans partially offset by a $65.1 million, or 11.5%, decline in average securities. In addition, net interest margin declined to 2.21% in 2014 from 2.33% in 2013.
Interest and Dividend Income. Interest and dividend income increased $1.3 million, or 4.0%, to $33.1 million for the year ended December 31, 2013, compared to $31.8 million for the year ended December 31, 2012. The increase was primarily due to a $5.3 million, or 32.2%, increase in interest on loans to $21.9 million for the year ended December 31, 2013, partially offset by a $4.0 million, or 26.4%, decrease in interest and dividend income on securities to $11.2 million for the year ended December 31, 2013.
The $5.3 million increase in interest on loans was primarily due to a $207.6 million increase in the average balance of loans to $592.0 million for the year ended December 31, 2013, partially offset by a 60 basis point decrease in the average yield on loans to 3.70% for the year ended December 31, 2013. The increase in the average balance of loans reflected our strategy to grow our loan portfolio and deemphasize our reliance on income from investment securities. The yield on loans decreased because the loans that we added in 2013 had lower yields than our average loans in 2012 due to the lower interest rate environment, the higher contribution of short-term LIBOR based commercial loans and competitive pricing pressures.
The decrease in interest and dividends on securities was primarily due to a 46 basis point decrease in the average yield to 2.22% for the year ended December 31, 2013 and a $65.1 million decline in the average balance of securities to $500.5 million for the year ended December 31, 2013. The yield on securities decreased as a result of (1) the securities sold had higher yields than our remaining securities, (2) the securities purchased to replace maturing securities had lower yields than those prevailing in 2011 and (3) our strategy to not materially extend the duration of the portfolio.
Interest Expense. Interest expense decreased $401,000, or 4.8%, to $8.0 million for the year ended December 31, 2013 from $8.4 million for the year ended December 31, 2012. The decrease resulted from a $456,000 decrease in interest expense on interest-bearing deposits offset by a $55,000 increase in interest expense on borrowings.
Interest expense on interest-bearing deposits decreased by $456,000 to $6.8 million for the year ended December 31, 2013 from $7.3 million for the year ended December 31, 2012. The decrease was due to a 16 basis point decrease in the rate paid on interest-bearing deposits to 0.81% for the year ended December 31, 2013, partially offset by a $92.5 million increase in the average balance of interest-bearing deposits to $843.5 million for the year ended December 31, 2013. The increase in the average balance of deposits was driven by growth of $101.3 million in the average balance of regular savings accounts. The decrease in the cost of deposits was in line with our strategic goal of changing the composition of our deposits to reduce the overall composite rate paid on deposits.
Interest expense on borrowings increased $55,000, or 4.9%, to $1.2 million for the year ended December 31, 2013. The increase was due to a $25 million increase in the average balance of borrowings in fiscal 2013, partially offset by a 17 basis point decrease in the average cost of borrowings.
Provision for Loan Losses. We recorded provisions for loan losses of $4.1 million for the year ended December 31, 2013 and $2.4 million for the year ended December 31, 2012. The growth in the provision reflected management’s assessment of the risks inherent in our loan portfolio and was necessary so that the allowance for loan losses could keep pace with growth in the loan portfolio during 2013. The allowance for loan losses stood at 1.25% of total loans at December 31, 2013 compared to 1.13% at December 31, 2012. The increase also reflected the shift in the composition of our loan portfolio to a higher percentage of commercial business and commercial real estate loans. The Company had net recoveries of $27,000 in 2013 compared to net chargeoffs of $312,000, or 0.08% of average loans, in 2012.

Noninterest Income. Noninterest income decreased $3.2 million, or 19.5%, to $13.0 million for the year ended December 31, 2013 compared to $16.2 million for the year ended December 31, 2012. The decline was driven by a $6.8 million decrease in gains on sales of securities (excluding other than temporary impairment) compared to such gains experienced in 2012. The decline in securities gains was partially offset by the recognition of $1.9 million in bank owned life insurace death benefit gains in 2014 compared to none in 2013 and a $936,000 increase in loan level derivative income from customer interest rate swaps.

Noninterest Expense. Noninterest expense increased $5.4 million, or 20.5%, to $31.7 million for the year ended December 31, 2013 from $26.3 million for the year ended December 31, 2012. Of the $5.4 million increase in noninterest expense, $1.7 million was related to the restructuring of incentive and benefit plans, $583,000 related to the Nantucket Bank Acquisition, and $184,000 related to the mutual-to-stock conversion. Excluding these items, noninterest expense would have increased $2.9 million, or 11.0%, in 2013 compared to 2012. This remaining $2.9 million increase in noninterest expense resulted from the higher cost associated with the Bank becoming a diversified community bank in accordance with the Bank’s strategic plan, including a continued expansion of the management team and other infrastructure to meet the needs of the business plan. Partially offsetting the overall growth in noninterest expense was a $658,000, or 48.9%, decline in directors’ fees due mainly to a reduction in the size of the Board of Directors to 11 from 17 members and the absence in 2013 of costs incurred in 2012 related to directors who accepted an early retirement compensation package in connection with the downsizing of the Board.

Income Tax Provision. Despite earning $2.4 million in pre-tax income during 2013, the Company recorded a tax benefit of $284,000 compared to a $3.1 million tax provision in 2012. The tax benefit in 2013 was due to our tax preference items in relation to pre-tax income most notably due to death benefit income associated with bank-owned life insurance.

Management of Market Risk
General.

Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest-rate changes.

Our most significant form of market risk is interest rate risk because, as a financial institution, the majority of our assets and liabilities are sensitive to changes in interest rates.  Therefore, a principal part of our operations is to manage interest rate risk and limit the exposure of our financial condition and results of operations to changes in market interest rates.  Our Asset/Liability Management Committee (“ALCO”) is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for determining the level of risk that is appropriate given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the policy and guidelines approved by our board of directors.

Net Interest Income Analysis.
Income simulation is the primary tool for measuring the interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate ramp and shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. The ALCO reviews the methodology utilized for calculating interest-rate risk exposure and may periodically adopt modifications to this methodology. Simulation results are reviewed by the ALCO to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.
As of December 31, 2014, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	2.25%
-100	(0.02)%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at December 31, 2014, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.25% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.02% decrease in net interest income.
Economic Value of Equity Analysis.
We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of December 31, 2014 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 7.2% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.0% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within policy guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
Liquidity is a financial institution’s capacity to readily meet its current and future financial obligations. It is further defined as the ability to respond to the needs of depositors and borrowers, as well as to opportunities for earnings enhancements. The Company’s primary source of liquidity is deposits. At December 31, 2014 the Company had $1.1 billion of deposits (excluding brokered deposits), which represents 65.4% of total assets. Other sources of liquidity include cash flows from loan repayments and the securities portfolios and discretionary use of wholesale funds, including Federal Home Loan Bank of Boston (“FHLBB”) borrowings and brokered deposits. Wholesale funds are used to diversify our funding mix and to support asset growth when profitable lending and investment opportunities exist. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs.

We have a detailed liquidity funding policy and a contingency funding plan that outlines a comprehensive management response to unexpected demands for liquidity. Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of ordinary course of business. To supplement its liquidity, Blue Hills Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB. At December 31, 2014, we had $75.0 million of FHLBB advances outstanding. At that date we had the ability to borrow up to an additional $362.4 million from the FHLBB. At December 31, 2014 and 2013, we had $32.0 million and $33.0 million, respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at December 31, 2014 or 2013.

Liquidity management is monitored by the ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. Liquidity remained well within target ranges established by the ALCO during 2014. Management believes our sources of funding will meet anticipated funding needs.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2014 cash and cash equivalents totaled $60.1 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating loans and purchasing securities. During the years ended December 31, 2014 and December 31, 2013, we had $356.4 million and $267.7 million of loan originations respectively. We also bought $190.5 million and $242.5 million of loans in 2014 and 2013, respectively and are active in buying and selling securities. During the year ended December 31, 2014, we purchased $367.5 million of securities and received proceeds from the sale of securities totaling $362.9 million. During the year ended December 31, 2013, those amounts were $335.9 million and $314.9 million, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced net increases in deposits of $297.5 million and $97.3 million for the years ended December 31, 2014 and December 31, 2013, respectively. Included in the net deposit increases are a $9.8 million decline in brokered deposits for the year ended December 31, 2014 compared to an increase of $79.6 million for the year ended December 31, 2013. At December 31, 2014, brokered deposits totaled $81.9 million compared to $91.6 million at December 31, 2013. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net decline in borrowings of $140.0 million for the year ended December 31, 2014 compared to a net increase of $60.6 million for the year ended December 31, 2013. Offering proceeds from the mutual to stock conversion in July 2014 allowed the Company to reduce the level of borrowings.

At December 31, 2014, we had $44.5 million in loan commitments outstanding. In addition to commitments to originate loans, we had $142.4 million in unused lines of credit to borrowers and letters of credit and $6.7 million in undisbursed construction loans. Certificates of deposit due within one year of December 31, 2014 totaled $193.5 million or 16.0%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of December 31, 2014 totaled

$66.2 million, or 5.5%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances. While management believes that we have adequate liquidity to meet our commitments and to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact our immediate liquidity and/or additional liquidity needs.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2014, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines (see Note 11 of the Notes to Consolidated Financial Statements).

On January 18, 2014, the Bank completed the acquisition of three branches in Nantucket that operate under the name Nantucket Bank, a division of Blue Hills Bank. The assets acquired and liabilities assumed in the transaction included all of the deposits and selected local commercial loans and home equity loans and lines of credit associated with the acquired branches. As part of the Nantucket Bank Acquisition, we also received $161.9 million in cash, the majority of which was used to pay down Federal Home Loan Bank advances and replace brokered deposits.

The net proceeds from the stock offering significantly increased our liquidity and capital resources. Over time, the level of liquidity was reduced as net proceeds from the stock offering are used for general corporate purposes, including the funding of loans. Our financial condition and results of operations was enhanced by the net proceeds from the stock offering, resulting in increased net interest-earning assets and net interest and dividend income. However, due to the increase in equity resulting from the net proceeds raised in the stock offering, our return on equity was adversely affected following the stock offering.

Off-Balance Sheet Arrangements and Contractual Obligations
Commitments. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 13 of the Notes to Consolidated Financial Statements.
Contractual Obligations. We are obligated to make future payments according to various contracts. the following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2014.

	December 31, 2014
	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$—	$25,000	$10,000	$—	$35,000
Certificates of deposit	193,498	113,272	53,690	—	360,460
Operating leases	1,221	2,246	1,452	3,626	8,545
Music venue naming rights	410	881	972	2,253	4,516
Total contractual obligations	$195,129	$141,399	$66,114	$5,879	$408,521

Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 4 of the Notes to Consolidated Financial Statements.
Impact of Inflation and Changing Prices
Our Consolidated Financial Statements and related notes have been prepared in accordance with U.S. GAAP. U.S. GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration of changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM  7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management”.

Blue Hills Bancorp, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS

The Audit Committee of Blue Hills Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Hills Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Hills Bancorp, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.
Boston, Massachusetts
March 26, 2015

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2014	2013
(In thousands, except share data)
Assets
Cash and due from banks	$15,345	$8,151
Short-term investments	44,801	32,165
Total cash and cash equivalents	60,146	40,316
Trading assets	—	750
Securities available for sale, at fair value	416,447	441,306
Federal Home Loan Bank stock, at cost	11,702	10,766
Loans held for sale	14,591	765
Loans, net of allowance for loan losses of $12,973 in 2014 and $9,671 in 2013	1,132,914	764,582
Premises and equipment, net	18,788	7,478
Accrued interest receivable	4,433	4,290
Goodwill	9,160	—
Core deposit intangible	4,232	—
Net deferred tax asset	6,233	2,831
Bank-owned life insurance	30,595	29,831
Other assets	18,907	11,372
	$1,728,148	$1,314,287
Liabilities and Equity
Deposits:
Non-interest bearing	$123,392	$43,471
Interest bearing	1,089,324	871,752
Total deposits	1,212,716	915,223
Short-term borrowings	40,000	170,000
Long-term debt	35,000	45,000
Accrued expenses and other liabilities	28,826	12,530
Total liabilities	1,316,542	1,142,753
Commitments and contingencies (Notes 6 and 13)
Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
SBLF Preferred stock, Series A, $1.00 par value, $1,000 liquidation value (50,000 shares authorized; zero and 18,724 issued and outstanding at December 31, 2014 and December 31, 2013 respectively)	—	18,724
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,466,813 issued and outstanding at December 31, 2014; none issued at December 31, 2013	285	—
Additional paid-in capital	281,035	—
Unearned compensation- ESOP	(22,014)	—
Retained earnings	149,723	150,345
Accumulated other comprehensive income	2,577	2,465
Total equity	411,606	171,534
	$1,728,148	$1,314,287

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$37,382	$21,876	$16,545
Interest on securities	7,859	8,821	12,280
Dividends	3,894	2,329	2,871
Other	140	66	120
Total interest and dividend income	49,275	33,092	31,816
Interest expense:
Interest on deposits	5,750	6,803	7,259
Interest on borrowings	1,148	1,168	1,113
Total interest expense	6,898	7,971	8,372
Net interest and dividend income	42,377	25,121	23,444
Provision for loan losses	3,381	4,094	2,361
Net interest income, after provision for loan losses	38,996	21,027	21,083
Noninterest income:
Total other than temporary impairment losses	(307)	(92)	—
Portion of impairment losses on debt securities recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	(307)	(92)	—
Deposit account fees	1,313	579	516
Interchange and ATM fees	1,397	821	724
Mortgage banking	344	754	997
Gain on sale of jumbo residential mortgage portfolio loans	440	536	—
Loan level derivative income	660	1,392	456
Gains on sales of securities available for sale, net	2,822	5,091	11,931
Gains on trading assets, net	25	505	148
Bank-owned life insurance income	1,006	1,023	1,124
Bank-owned life insurance death benefit gains	182	1,872	—
Pension curtailment gain	1,304	—	—
Miscellaneous	421	530	270
Total noninterest income	9,607	13,011	16,166
Noninterest expense:
Salaries and employee benefits	21,308	16,903	12,439
Occupancy and equipment	5,305	3,996	3,410
Data processing	2,989	1,934	1,774
Professional fees	3,551	3,348	2,370
Advertising	2,427	1,823	1,660
FDIC deposit insurance	1,266	520	506
Directors’ fees	486	688	1,346
Amortization of core deposit intangible	1,808	—	—
Charitable foundation contribution	7,000	120	611
Other general and administrative	3,268	2,327	2,167
Total noninterest expense	49,408	31,659	26,283
Income (loss) before income taxes	(805)	2,379	10,966
Provision (benefit) for income taxes	(622)	(284)	3,112
Net income (loss)	$(183)	$2,663	$7,854
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (loss)
Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Net income (loss)	$(183)	$2,663	$7,854
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	4,942	(9,256)	20,596
Reclassification adjustment for net gains realized in net income (1)	(2,515)	(4,999)	(11,931)
Net unrealized gain (loss)	2,427	(14,255)	8,665
Tax effect	(1,018)	5,433	(2,997)
Net-of-tax amount	1,409	(8,822)	5,668
Defined benefit pension plan:
Reclassification adjustments for losses (gains) recognized in net periodic benefit cost (2)	(70)	104	117
Actuarial gains (losses) arising during the period	(2,090)	2,033	731
Net actuarial gains (losses)	(2,160)	2,137	848
Tax effect	863	(853)	(339)
Net-of-tax amount	(1,297)	1,284	509
Other comprehensive income (loss)	112	(7,538)	6,177
Comprehensive income (loss)	$(71)	$(4,875)	$14,031
_______________________

(1)
Amounts are included in gains on sales of securities available for sale and net impairment losses, net in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 was approximately $940,000, $1,680,000 and $4,302,000, respectively.

(2)
Amounts are included in salaries and employee benefits, in noninterest expense in the consolidated statements of operations. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2014, 2013 and 2012 were $24,000, $(35,000) and $(40,000), respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2014, 2013 and 2012

	SBLF Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
(in thousands, except share data)
Balance at December 31, 2011	$18,724	—	$—	$—	$—	$141,282	$3,826	$163,832
Comprehensive income	—	—	—	—	—	7,854	6,177	14,031
Preferred stock dividends declared	—	—	—	—	—	(925)	—	(925)
Balance at December 31, 2012	18,724	—	—	—	—	148,211	10,003	176,938

Comprehensive income (loss)	—	—	—	—	—	2,663	(7,538)	(4,875)
Preferred stock dividends declared	—	—	—	—	—	(529)	—	(529)
Balance at December 31, 2013	18,724	—	—	—	—	150,345	2,465	171,534

Comprehensive income (loss)	—	—	—	—	—	(183)	112	(71)
Issuance of common stock for initial public offering, net of expenses of $3,583	—	27,772,500	278	273,865	—	—	—	274,143
Issuance of common stock to Blue Hills Bank Foundation	—	694,313	7	6,936	—	—	—	6,943
Stock purchased by the ESOP	—	—	—	—	(22,773)	—	—	(22,773)
ESOP shares committed to be released	—	—	—	234	759	—	—	993
Redemption of SBLF preferred stock	(18,724)	—	—	—	—	—	—	(18,724)
Preferred stock dividends paid	—	—	—	—	—	(439)	—	(439)
Balance at December 31, 2014	$—	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(183)	$2,663	$7,854
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	3,381	4,094	2,361
Net amortization of securities available for sale	2,184	14,112	2,167
Gains on sales of securities available for sale, net	(2,822)	(5,091)	(11,931)
Impairment losses on securities	307	92	—
Proceeds from sale of loans	14,315	24,995	25,954
Loans originated for sale	(13,282)	(25,050)	(24,957)
Gains on sale of loans, net	(268)	(710)	(997)
Gain on sale of jumbo residential loans	(440)	(536)	—
Net amortization of deferred loan origination costs and discounts	(336)	595	505
Depreciation and amortization of premises and equipment	1,475	1,449	1,231
Issuance of common stock to charitable foundation	6,943	—	—
Amortization of core deposit intangible	1,808	—	—
Bank-owned life insurance income	(1,188)	(2,895)	(1,124)
ESOP expense	993	—	—
Pension curtailment gain	(1,304)	—	—
Deferred tax benefit	(3,557)	(1,416)	(689)
Net change in:
Trading assets	750	(266)	(67)
Accrued interest receivable	161	1,131	470
Other assets	(7,033)	(824)	(937)
Accrued expenses and other liabilities	14,220	3,966	1,159
Net cash provided by operating activities	16,124	16,309	999
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(367,511)	(335,943)	(493,272)
Sales	362,941	314,947	343,825
Maturities/calls	9,615	11,616	133,340
Principal paydowns	22,572	78,442	48,226
Loan (originations and purchases) net of paydowns	(315,872)	(307,845)	(214,545)
Proceeds from portfolio loan sales	27,810	27,317	—
Net purchases of premises and equipment	(2,023)	(1,050)	(934)
Purchases of FHLBB stock	(936)	(1,481)	(5,823)
Redemption of FHLBB stock	—	384	—
Proceeds from bank-owned life insurance	424	6,408	—
Cash provided by business combination, net of purchase price	151,587	—	—
Net cash used in investing activities	(111,393)	(207,205)	(189,183)
The accompanying notes are an integral part of these consolidated financial statements.

	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered	32,644	17,723	49,396
Net change in brokered deposits	(9,752)	79,623	12,000
Net change in short-term borrowings	(130,000)	60,576	109,424
Repayments of long-term debt	(10,000)	—	—
Proceeds from long-term debt	—	—	5,000
Net proceeds from issuance of common stock	274,143	—	—
Acquisition of common stock by ESOP	(22,773)	—	—
Redemption of SBLF preferred stock	(18,724)	—	—
Preferred stock dividends paid	(439)	(529)	(1,148)
Net cash provided by financing activities	115,099	157,393	174,672
Net change in cash and cash equivalents	19,830	(33,503)	(13,512)
Cash and cash equivalents at beginning of year	40,316	73,819	87,331
Cash and cash equivalents at end of year	$60,146	$40,316	$73,819
Supplementary information:
Interest paid	$6,921	$7,923	$8,335
Income taxes paid, net of refunds	257	3,292	4,275
Preferred stock dividends declared	439	529	925
Fair value of non-cash assets acquired	123,733	—	—
Fair value of liabilities assumed	275,320	—	—
Portfolio loans transferred to loans held for sale designation	14,591	—	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The direct costs of the Company’s stock offering were deferred and deducted from the proceeds of the offering. Through December 31, 2014, the Company had incurred approximately $869,000 of incremental organizational conversion costs that were charged to operations and included in noninterest expense in the consolidated statements of operations.
In connection with the plan of conversion, the Company established the Blue Hills Bank Foundation (the “Foundation”). The Foundation was funded with $7.0 million, including 694,313 shares of the Company’s common stock and $57,000 in cash, which was recorded as an expense by the Company in July 2014. The Company anticipates the contribution will be deductible for federal income tax purposes.
At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts amounted to $812.2 million and $812.2 million respectively at December 31, 2014, and are maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.
NOTE 2 - BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity and its wholly-owned subsidiaries, HP Security Corporation, which is a Massachusetts security corporation, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation

Prior to the the establishment of the Foundation in 2014, the Company established Blue Hills Bank Charitable Foundation, (the "Charitable Foundation"), a not-for-profit organization, to provide charitable contributions within the Company’s surrounding communities. The Company contributed $120,000 and $611,000 of cash to the Charitable Foundation in 2013 and 2012, respectively. Assets of neither foundation are included in the Company’s consolidated financial statements.

Business
The Company provides a variety of financial services to individuals and businesses online and through its offices in Hyde Park, Dedham, Norwood, West Roxbury, Brookline, Milton, and Nantucket, Massachusetts. Its primary deposit products are checking, savings, and term certificate accounts and its primary lending products are residential mortgage loans, home equity loans, commercial real estate loans, commercial business loans and consumer loans.

Use of estimates
In preparing consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, other-than-temporary impairment of securities, the realizability of deferred tax assets, and the valuation of assets acquired and liabilities assumed.

Cash and cash equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand, balances due from banks, and short-term investments comprised of federal funds sold, money-market mutual funds, and interest-bearing deposits, all of which mature within ninety days. The Company normally maintains balances on deposit with other financial institutions in excess of the federally insured limit.

Restrictions on cash and due from banks
The Company is required to maintain average balances on hand or with the Federal Reserve Bank (“FRB”). At December 31, 2014 and 2013, these reserve balances amounted to $28.1 million and $6.0 million, respectively.

Fair value hierarchy
The Company groups its assets and liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities

Level 2 - Valuation is based on observable inputs other than Level 1 prices, such as quoted prices for similar assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets and liabilities.

Level 3 - Valuation is based on unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include those whose value is determined using unobservable inputs to pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Trading assets
At December 31, 2013, the Company had elected the fair value option of recording certain securities which were recorded as trading assets and recorded at fair value with changes in fair value recorded in earnings. Interest and dividends on these securities were included in net interest income. Total trading securities at December 31, 2013 were $750,000. At December 31, 2014 the Company had no securities designated as trading.

Securities available for sale
Securities classified as available for sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities classified as available for sale with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (OTTI). OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

Federal Home Loan Bank stock
The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews its investment for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2014 and 2013, no impairment has been recognized.

Loans held for sale
Loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

Loans
The Company has historically granted mortgage and consumer loans to its customers and a substantial portion of the loan portfolio consists of mortgage loans in communities including and near the locations of its banking offices. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

The Company’s loan portfolio includes 1-4 family residential real estate, home equity, commercial real estate, construction, commercial business, and consumer segments.

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
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. The growth in the number and size of portfolios for which the Company had no prior loss experience, the loss experience extrapolated for all portfolios was derived from available national and state peer group losses for relevant portfolios generally over the years 2008-2014. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
General component
The general component of the allowance for loan losses is based on extrapolated historical loss experience for periods ranging from three to five years, adjusted for qualitative and environmental factors including levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
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
At December 31, 2014 and 2013, this segment includes $6.7 million and $7.6 million, respectively, of residential mortgage loans purchased in 2006 and 2007 from Countrywide, Wells Fargo, and Taylor Bean on a servicing-retained basis. These loans were subject to the more lenient underwriting standards and higher residential property values prevalent at that time, and when these loans become delinquent, they are subject to significant time lags between delinquency and modification or collection and relatively high degradation from the underwritten collateral value.
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
Commercial real estate - Loans in this segment primarily include investment real estate and are generally secured by assignments of leases, real estate collateral and guarantees from sponsors or owners. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.
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
Consumer - Loans in this segment primarily include classic and collector automobile loans. A significant portion of the classic and collector automobile loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs, the provisions for loan losses reflect management’s estimate of inherent losses based on a review of regional and national historical losses of other institutions with similar portfolios.
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

Premises and equipment
Land is carried at cost. Buildings, leasehold improvements and equipment are stated at cost, less accumulated depreciation and amortization, computed on the straight-line method over the estimated useful lives of the assets or the expected terms of the leases, if shorter. Expected terms include lease option periods to the extent that the exercise of such options is reasonably assured.

Goodwill and identifiable intangible assets
Goodwill is the price paid in excess of the fair value of net assets acquired and is not amortized. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.
Identifiable intangible assets subject to amortization consist of the core deposit intangible acquired in the acquisition of Nantucket Bank which has an estimated life of approximately 5.5 years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Bank-owned life insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in noninterest income in the consolidated statements of operations.

Cost method investments
The aggregate carrying amount of all cost method investments included in other assets at December 31, 2014 and 2013 is $6.1 million and $5.3 million, respectively. The fair values of these investments are not readily available and are not evaluated for impairment unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

Interest rate swap agreements
For asset/liability management purposes, the Company periodically uses interest rate swap agreements to hedge various exposures or to modify interest rate characteristics of various balance sheet accounts. All interest rate swap agreements are recorded at fair value. Depending upon the intended use for the interest rate swap at inception, the Company designates the derivative as either an economic hedge of an asset or liability or a hedging instrument subject to the hedge accounting provisions. If the interest rate swap is not designated in a hedge relationship, gains or losses reflecting changes in fair value are recorded in earnings.

Certain interest rate swap contracts are utilized to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow the borrowers to convert floating rate loan payments to fixed rate payments. When the Company enters into an interest rate swap contract with a commercial loan borrower, the Company concurrently enters into a matching interest rate swap with a correspondent bank counterparty in order to minimize interest rate risk to the Company. These interest rate derivative instruments are recorded on the consolidated balance sheets as either an asset or liability measured at fair value. These derivatives do not qualify for hedge accounting. As such, all changes in fair value of these derivative instruments are included in miscellaneous income. The Company pays and receives fees for entering into these contracts. The net fees are recognized in loan level derivative income when received.

Transfers of financial assets
Transfers of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset are accounted for as sales when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.
During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan. In order to be eligible for sales treatment, the transfered portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

Retirement plan
The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status that are not reflected in net periodic pension cost as other comprehensive income or loss. The Company amended its defined benefit pension plan in 2013 freezing the plan to new participants and subsequently amended the plan and froze it for all participants effective October 31, 2014.

Earnings per common share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Earnings (loss) per share is not presented herein as common stock has not been outstanding during the entire year ended December 31, 2014. At December 31, 2014, there are no common stock equivalents. See Note 18 for earnings per share data for the quarter ending December 31, 2014.

Advertising costs
Advertising costs are expensed as incurred.

Employee Stock Ownership Plan
Compensation expense for the Employee Stock Ownership Plan (ESOP) is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders' equity on the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income taxes
Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require the Company to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The Company records interest and penalties as part of income tax expense. No interest or penalties were recorded for the years ended December 31, 2014, 2013 and 2012.

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassification
Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

NOTE 3 - ACQUISITION
On January 18, 2014, the Company completed the acquisition of Nantucket Bank, previously a division of Santander Bank, N.A., formerly Sovereign Bank, N.A. The acquisition included three branches and a commercial lending team in Nantucket that operate under the name Nantucket Bank, a division of Blue Hills Bank, at a purchase price of $10.3 million. The Bank assumed all of the deposits of Nantucket Bank, and acquired cash, selected local commercial loans, home equity loans and lines of credit, and real property. The goodwill resulting from the transaction is expected to be fully deductible for tax purposes. The Nantucket Bank acquisition assisted in the implementation of our business strategy as it added a strong local market share of core deposits and reduced our dependence on wholesale funding and brokered deposits to fund loan growth. The acquisition provided $161.9 million in cash, net of the purchase price, the majority of which was used to pay down Federal Home Loan Bank advances and brokered deposits. The transaction also changed the interest rate sensitivity of the Bank through the addition of core deposits and the use of the cash to reduce short-term wholesale funding and brokered deposits.
The Company accounted for the acquisition using the acquisition method. Accordingly, the Company recorded merger and acquisition expenses of $950,000 during the year ended December 31, 2014 and $583,000 during the year ended December 31, 2013. Additionally, the acquisition method requires the acquirer to recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. The following table summarizes the estimated fair value of the assets acquired and liabilities assumed as of the date of the acquisition:

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

Fair value adjustments to assets acquired and liabilities assumed are generally amortized using either an effective yield or straight-line method over periods consistent with the average life, useful life and/or contractual term of the related assets and liabilities.
Fair values of the major categories of assets acquired and liabilities assumed were determined as follows:
Cash and Cash Equivalents
The fair values of cash and cash equivalents approximate the respective carrying amounts because the instruments are payable on demand or have short-term maturities.
Loans
The loans acquired were recorded at fair value without a carryover of the allowance for loan losses. Fair value of the loans is determined using market participant assumptions in estimating the amount and timing of both principal and interest cash flows expected to be collected, as adjusted for an estimate of future credit losses and prepayments, and then applying a market-based discount rate to those cash flows. The overall accretable discount on the loans acquired in this transaction was $4.8 million primarily related to considerations for market interest rates, as well as anticipated credit loss. For the year ended December 31, 2014, the Company recorded $1.2 million of interest income attributable to the accretion of the discount on these acquired loans since the acquisition date.
Core Deposit Intangible
The fair value of the core deposit intangible is derived by comparing the interest rate and servicing costs that the financial institution pays on the core deposit liability versus the current market rate for alternative sources of financing. The intangible asset represents the stable and relatively low cost source of funds that the deposits and accompanying relationships provide the Company, when compared to alternative funding sources. Amortization of the core deposit intangible of $1.8 million was recorded during the year ended December 31, 2014. The following table sets forth the estimated annual amortization expense of intangible assets for each of the next five years:

Year	Amount
(Dollars in thousands)

2015	$1,607
2016	1,225
2017	843
2018	461
2019	95

Premises and Equipment
The fair value of Nantucket Bank premises, including land, buildings and improvements, was determined based upon appraisals from third party appraisers. The appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison and income capitalization approaches for each property appraised.
Deposits
The fair value of acquired savings and transaction deposit accounts was assumed to approximate the carrying value as these accounts have no stated maturity and are payable on demand. The fair value of time deposits were determined based on the present value of the contractual cash flows over the remaining period to maturity using a market interest rate. The estimated fair value adjustment of the certificates of deposit amounted to $137,000 which was accreted during the year ending December 31, 2014.

NOTE 4 – RECENT ACCOUNTING STANDARDS UPDATES
In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-15, Presentation of Financial Statements- Going Concern (Subtopic 205-40). This Update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Adoption of this Update is not expected to impact the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, Receivables-Troubled Debt Restructuring by Creditors (Subtopic 310-40). This Update clarifies the accounting classification of foreclosed mortgage loans that are fully or partially guaranteed by the Federal Housing Administration and the Department of Veterans Affairs. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Adoption of this Update is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40). This Update clarifies when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. This Update is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 5 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follow:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
U.S. Treasury	$13,037	$182	$—	$13,219
Government-sponsored enterprises	26,335	131	(29)	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	756	(294)	160,553
Other mortgage- and asset-backed:
Privately issued commercial mortgage-backed securities	22,100	30	(201)	21,929
SBA asset-backed securities	27,765	308	(27)	28,046
Other asset-backed securities	16,235	—	(43)	16,192
Total other mortgage- and asset-backed securities	66,100	338	(271)	66,167
State and political	15,619	567	(3)	16,183
Financial services:
Banks	12,364	531	(6)	12,889
Diversified financials	15,796	354	(18)	16,132
Insurance and REITs	9,387	138	(9)	9,516
Total financial services	37,547	1,023	(33)	38,537
Other corporate:
Industrials	34,408	681	(54)	35,035
Utilities	16,873	265	(120)	17,018
Total other corporate	51,281	946	(174)	52,053
Total debt securities	370,010	3,943	(804)	373,149

Marketable equity securities:
Mutual funds:
Global equity	5,000	623	—	5,623
Domestic community	3,216	86	(5)	3,297
Global asset allocation	32,956	1,498	(76)	34,378
Total marketable equity securities	41,172	2,207	(81)	43,298
Total securities available for sale	$411,182	$6,150	$(885)	$416,447

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$131,781	$145	$(3,724)	$128,202
Government-sponsored enterprises	13,985	81	(109)	13,957
Government-sponsored mortgage-backed and collateralized mortgage obligations	67,787	778	(1,072)	67,493
Other mortgage- and asset-backed:
Privately issued commercial mortgage-backed securities	22,828	127	(281)	22,674
Privately issued residential mortgage-backed securities	3,021	362	—	3,383
SBA asset-backed securities	9,787	—	(393)	9,394
Other asset-backed securities	10,974	57	(9)	11,022
Total other mortgage- and asset-backed securities	46,610	546	(683)	46,473
State and political	15,628	218	(107)	15,739
Financial services:
Banks	12,535	889	(74)	13,350
Diversified financials	14,023	557	(52)	14,528
Insurance and REITs	15,635	250	(92)	15,793
Total financial services	42,193	1,696	(218)	43,671
Other corporate:
Industrials	32,920	842	(312)	33,450
Utilities	12,000	286	(200)	12,086
Total other corporate	44,920	1,128	(512)	45,536
Total debt securities	362,904	4,592	(6,425)	361,071

Marketable equity securities:
Mutual funds:
Global equity	5,000	540	—	5,540
Domestic community	3,216	48	(43)	3,221
Global asset allocation	32,956	4,168	—	37,124
Diversified bonds	34,392	71	(113)	34,350
Total marketable equity securities	75,564	4,827	(156)	80,235
Total securities available for sale	$438,468	$9,419	$(6,581)	$441,306

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2014 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$7,079	$7,132
After 1 year through 5 years	61,214	62,195
After 5 years through 10 years	66,837	68,034
After 10 years	8,689	9,068
	143,819	146,429
Mortgage- and asset-backed securities and collateralized mortgage obligations	226,191	226,720
	$370,010	$373,149

For the years ended December 31, 2014, 2013 and 2012, proceeds from sales of securities available for sale amounted to $362.9 million, $314.9 million and $343.8 million, respectively. Gross realized gains amounted to $4.5 million, $8.7 million and $13.0 million, respectively, and gross realized losses amounted to $1.7 million, $3.6 million and $1.0 million, respectively.
At December 31, 2014 and 2013, U.S. Treasury and government-sponsored enterprises with an amortized cost of $30.4 million and $34.4 million, respectively, and a fair value of $30.6 million and $33.7 million, respectively, were pledged to secure borrowings.
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

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Government-sponsored enterprises	$(12)	$5,932	$(17)	$1,080
Government-sponsored mortgage-backed and collateralized mortgage obligations	(190)	93,364	(104)	8,425
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	(69)	9,412	(132)	8,759
SBA asset-backed securities	(27)	5,529	—	—
Other asset-backed securities	(43)	16,192	—	—
Total other mortgage- and asset-backed securities	(139)	31,133	(132)	8,759
State and political	(3)	1,955	—	—
Financial services:
Banks	(6)	2,907	—	—
Diversified financials	(18)	7,676	—	—
Insurance and REITs	(9)	4,177	—	—
Total financial services	(33)	14,760	—	—
Other corporate:
Industrials	(54)	9,575	—	—
Utilities	(120)	7,291	—	—
Total other corporate	(174)	16,866	—	—
Total debt securities	(551)	164,010	(253)	18,264
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	462
Global asset allocation	(76)	7,057	—	—
Total marketable equity securities	(76)	7,057	(5)	462
Total temporarily impaired securities	$(627)	$171,067	$(258)	$18,726

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2013
Debt securities:
U.S. Treasury	$(3,724)	$117,043	$—	$—
Government-sponsored enterprises	(109)	3,920	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(973)	37,265	(99)	3,341
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	(130)	10,926	(151)	4,153
SBA asset-backed securities	(393)	8,499	—	—
Other asset-backed securities	(9)	7,809	—	—
Total other mortgage- and asset-backed securities	(532)	27,234	(151)	4,153
State and political	(107)	5,904		—
Financial services:
Banks	(74)	1,773	—	—
Diversified financials	(52)	1,380	—	—
Insurance and REITs	(92)	5,466	—	—
Total financial services	(218)	8,619	—	—
Other corporate:
Industrials	(312)	10,947	—	—
Utilities	(200)	12,671	—	—
Total other corporate	(512)	23,618	—	—
Total debt securities	(6,175)	223,603	(250)	7,494
Marketable equity securities:
Mutual funds:
Domestic community	(30)	2,767	(13)	453
Diversified bonds	(109)	21,450	(4)	71
Total marketable equity securities	(139)	24,217	(17)	524
Total temporarily impaired securities	$(6,314)	$247,820	$(267)	$8,018
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At December 31, 2014, 100 debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by the U.S. Government or an agency thereof. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

At December 31, 2014, the Company had three mutual funds with unrealized losses of $81,000, or less than 2% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

At December 31, 2014, the Company identified twenty-one U.S. Treasury, government-sponsored residential, commercial collateralized mortgage obligations and SBA asset-backed securities, that it planned to sell in early 2015. The aggregate unrealized loss on those securities was approximately $307,000 and was recorded as OTTI for the year ending December 31, 2014.

NOTE 6 - LOANS AND THE ALLOWANCE FOR LOAN LOSS
A summary of the balances of loans follows:

	December 31,
	2014	2013
	(In thousands)
Real estate:
1-4 family residential	$460,273	$364,942
Home equity	61,750	25,535
Commercial real estate	387,807	228,688
Construction	53,606	16,559
	963,436	635,724
Commercial business	151,823	111,154
Consumer	31,778	25,372
Total loans	1,147,037	772,250
Allowance for loan losses	(12,973)	(9,671)
Discount and fair value adjustments on purchased loans	(3,850)	(340)
Deferred loan costs and fees, net	2,700	2,343
Loans, net	$1,132,914	$764,582

The Company has sold residential mortgage loans in the secondary mortgage market, some of which are sold with limited recourse. The Company has retained the servicing responsibility and receives fees for the services provided. The unpaid principal balances of mortgage loans serviced for others was $56.3 million, $47.6 million and $33.1 million at December 31, 2014, 2013 and 2012, respectively. The maximum contingent liability associated with loans sold with recourse is $1.2 million at December 31, 2014. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets.

In 2014 and 2013, the Company transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included on the consolidated balance sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2014 and 2013, the Company was servicing loans for participants aggregating $21.9 million and $23.3 million, respectively.

In the ordinary course of business, the Bank has granted loans to principal officers and directors and their affiliates amounting to $416,000 at December 31, 2014. There were no loans to principal officers and directors and their affiliates as of December 31, 2013.

Activity in the allowance for loan losses for the year ended December 31, 2014, 2013 and 2012 and allocation of the allowance to loan segments as of December 31, 2014, 2013 and 2012 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
2014
Beginning balance	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	405	93	943	753	994	223	(30)	3,381
Loans charged-off	(18)	—	—	—	—	(61)	—	(79)
Recoveries	—	—	—	—	—	—	—	—
Ending Balance	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973

2013
Beginning balance	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550
Provision (credit) for loan losses	39	(69)	1,265	197	1,851	305	506	4,094
Loans charged-off	(165)	—	—	—	—	(44)	—	(209)
Recoveries	236	—	—	—	—	—	—	236
Ending Balance	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671

2012
Beginning balance	$3,267	$—	$160	$—	$—	$24	$50	$3,501
Provision (credit) for loan losses	(230)	316	1,183	106	565	289	132	2,361
Loans charged-off	(714)	—	—	—	—	—	—	(714)
Recoveries	402	—	—	—	—	—	—	402
Ending Balance	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550

Additional information pertaining to the allowance for loan losses at December 31, 2014 and December 31, 2013 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,222	340	3,551	1,056	3,410	736	658	12,973
Total allowance for loan losses	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973

Impaired loans	$4,419	$578	$—	$—	$—	$27	$—	$5,024
Non-impaired loans	455,854	61,172	387,807	53,606	151,823	31,751	—	1,142,013
Total loans	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$—	$1,147,037
December 31, 2013
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	2,835	247	2,608	303	2,416	574	688	9,671
Total allowance for loan losses	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671

Impaired loans	$3,118	$36	$—	$—	$—	$—	$—	$3,154
Non-impaired loans	361,824	25,499	228,688	16,559	111,154	25,372	—	769,096
Total loans	$364,942	$25,535	$228,688	$16,559	$111,154	$25,372	$—	$772,250

The following is a summary of past due and non-accrual loans, by loan class, at December 31, 2014 and December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2014
Real estate:
1-4 family residential	$3,137	$522	$1,370	$5,029	$3,876
Home equity	680	—	475	1,155	578
Consumer	217	—	5	222	27
Total	$4,034	$522	$1,850	$6,406	$4,481

December 31, 2013
Real estate:
1-4 family residential	$1,426	$196	$828	$2,450	$1,706
Home equity	—	—	36	36	36
Total	$1,426	$196	$864	$2,486	$1,742
There were no loans past due 90 days or more and still accruing at December 31, 2014 and 2013.

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2014	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,419	$5,211	$—
Home equity	578	804	—
Consumer	27	25	—
Total	$5,024	$6,040	$—

December 31, 2013
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$3,118	$3,893	$—
Home Equity	36	36	—
Total	$3,154	$3,929	$—

The following tables set forth information regarding average balances and interest income recognized on impaired loans by segment, for the years ended December 31, 2014, 2013 and 2012:

	Average Recorded Investment	Interest Income Recognized	Interest Income Recognized On Cash Basis
2014
Real estate:
1-4 family residential	$4,076	$213	$213
Home equity	476	17	17
Consumer	34	2	2
Total	$4,586	$232	$232

2013
Real estate:
1-4 family residential	$2,586	$61	$61
Home equity	32	—	—
Total	$2,618	$61	$61

2012
Real estate:
1-4 family residential	$1,725	$84	$84
Construction	220	48	48
Consumer	3	—	—
Total	$1,948	$132	$132

None of the loans acquired in the acquisition of Nantucket Bank were deemed to be Purchased Credit Impaired ("PCI").
No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings entered into during the year ended December 31, 2014:

2014	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:	(Dollars in thousands)
1-4 family residential	1	$181	$193
In 2014, a residential real estate loan was modified to capitalize past due interest. There were no troubled debt restructurings recorded during the year ended December 31, 2013.
Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses. There were no defaults of a TDR in the first twelve months after restructure during the year ended December 31, 2014. There was one default of a TDR in the first twelve months after restructure during the year ended December 31, 2013 in the amount of $261,000.

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
The following tables present the Company’s loans by risk rating at December 31, 2014 and December 31, 2013:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
December 31, 2014
Loans rated 1 - 6	$3,381	$473	$387,651	$53,606	$150,960	$5	$596,076
Loans rated 7	3,095	852	156	—	863	—	4,966
Loans rated 8	1,331	—	—	—	—	31	1,362
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	451,757	60,425	—	—	—	31,742	543,924
	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$1,147,037
December 31, 2013
Loans rated 1 - 6	$1,701	$4,610	$226,349	$16,559	$111,142	$—	$360,361
Loans rated 7	468	—	2,339	—	12	—	2,819
Loans rated 8	1,647	36	—	—	—	24	1,707
Loans rated 9	693	—	—	—	—	—	693
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	360,433	20,889	—	—	—	25,348	406,670
	$364,942	$25,535	$228,688	$16,559	$111,154	$25,372	$772,250

NOTE 7 - PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2014	2013
	(In thousands)
Land	$4,087	$75
Buildings	10,293	3,575	5 to 40 years
Leasehold improvements	6,109	5,265	5 to 10 years
Furniture and fixtures	2,014	1,751	3 to 5 years
Technology equipment	4,266	3,027	1 to 3 years
Construction in progress	75	366
	26,844	14,059
Less accumulated depreciation and amortization	(8,056)	(6,581)
	$18,788	$7,478
Depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 amounted to $1.5 million, $1.4 million and $1.2 million, respectively.
Construction in progress at December 31, 2014 relates to the new Westwood branch scheduled to open in 2015. Construction in progress at December 31, 2013 relates to the Nantucket Bank acquisition and de novo branches in Westwood and Milton.

NOTE 8 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	December 31,
	2014	2013
	(In thousands)
NOW and demand	$245,117	$118,648
Regular savings	303,834	332,518
Money market deposits	280,139	75,716
Brokered money market	23,166	—
Total non-certificate accounts	852,256	526,882

Term certificates of $100,000 or more	142,569	128,990
Term certificates less than $100,000	159,186	167,728
Brokered certificates of deposit	58,705	91,623
Total certificate accounts	360,460	388,341
Total deposits	$1,212,716	$915,223

At December 31, 2014, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$193,498	0.56%
2016	58,548	1.29
2017	54,724	1.28
2018	9,314	1.17
2019	44,376	1.89
	$360,460	0.97%

NOTE 9 - BORROWINGS
Federal Home Loan Bank of Boston advances
FHLBB advances with an original maturity of less than one year amounted to $40.0 million and $170.0 million at December 31, 2014 and 2013, respectively, with a weighted average rate of 0.24% and 0.20%, respectively. The Company also has a $7.7 million line of credit with the FHLBB with an interest rate that adjusts daily. No advances were outstanding on this line at December 31, 2014 and 2013. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally residential mortgage and commercial real estate loans and U.S. government-sponsored securities.
Long-term debt consists of the following FHLBB advances:

	December 31, 2014
	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2016	$10,000	2.29%
2017	15,000	1.99
2018	10,000	3.16
	$35,000	2.41%

Other lines-of-credit
December 31, 2014 and 2013, the Company had $32.0 million and $33.0 million, respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon, as needed. There were no amounts outstanding at December 31, 2014 or 2013.

NOTE 10 - INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2014	2013	2012
		(In thousands)
Current tax provision:
Federal	$2,695	$960	$3,552
State	240	172	249
	2,935	1,132	3,801
Deferred tax provision (benefit):
Federal	(3,183)	(1,609)	(405)
State	(1,014)	(502)	(241)
	(4,197)	(2,111)	(646)
Change in valuation reserve	640	695	(43)
	(3,557)	(1,416)	(689)
Provision (benefit) for income taxes	$(622)	$(284)	$3,112

 The reasons for the differences between the statutory federal income tax provision and the actual tax provision (benefit) are summarized as follows:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Statutory federal tax provision (benefit) at 34%	$(274)	$809	$3,728
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	(511)	(218)	5
Dividends received deduction	(201)	(134)	(116)
Tax-exempt bank-owned life insurance	(404)	(984)	(382)
Tax-exempt interest	(277)	(224)	(12)
Change in valuation reserve	640	695	(43)
Nondeductible IPO costs	202	—	—
Utilization of contribution carryover	—	—	(140)
Other, net	203	(228)	72
Tax provision (benefit)	$(622)	$(284)	$3,112
Effective tax rates	77.3%	(11.9)%	28.4%

The components of the net deferred tax asset (liability) are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Federal	$8,453	$4,400
State	2,543	1,370
	10,996	5,770
Valuation reserve	(2,012)	(1,372)
	8,984	4,398
Deferred tax liabilities:
Federal	(2,429)	(1,429)
State	(322)	(138)
	(2,751)	(1,567)
Net deferred tax asset	$6,233	$2,831

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$603	$110
Employee benefit plans and share-based compensation plans	682	891
Allowance for loan losses	5,181	3,863
Contribution carryover	3,281	677
Net unrealized losses on defined benefit pension plan	543	—
Other	71	81
Valuation reserve	(2,012)	(1,372)
Deferred tax liabilities:
Net unrealized gains on defined benefit pension plan	—	(321)
Deferred loan origination costs	(243)	(243)
Net unrealized gain on securities available for sale	(1,873)	(855)
Net deferred tax asset	$6,233	$2,831

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$2,831	$(3,165)	$(518)
Deferred tax benefit	3,557	1,416	689
Tax effect of changes in accumulated other comprehensive income	(155)	4,580	(3,336)
Balance at end of year	$6,233	$2,831	$(3,165)

At December 31, 2014, management maintained a valuation reserve in the amount of $2,012,000 compared with $1,372,000 and $677,000 at December 31, 2013 and 2012, respectively, due to the uncertainty regarding the realization of deferred tax assets relating to the charitable contribution carryover and state income taxes.

The federal income tax reserve for loan losses at the Company’s base year amounted to $1,259,000. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred income tax liability of $503,000 has not been provided.
The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2011 through 2014.
Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not, the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense.

NOTE 11 - EQUITY
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2014 and 2013, that the Company and the Bank met all capital adequacy requirements to which they are subject.
As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of December 31, 2014 and 2013 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
December 31, 2014
Total capital (to risk weighted assets)	$409,545	32.6%	$100,513	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	395,615	31.5	50,257	4.0	N/A	N/A
Tier 1 capital (to average assets)	395,615	23.3	67,820	4.0	N/A	N/A
December 31, 2013
Total capital (to risk weighted assets)	$178,090	19.8%	$71,870	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	166,316	18.5	35,935	4.0	N/A	N/A
Tier 1 capital (to average assets)	166,316	13.2	50,541	4.0	N/A	N/A
Blue Hills Bank:
December 31, 2014
Total capital (to risk weighted assets)	$283,443	22.7%	$99,973	8.0%	$124,966	10.0%
Tier 1 capital (to risk weighted assets)	269,513	21.6	49,987	4.0	74,980	6.0
Tier 1 capital (to average assets)	269,513	15.9	67,707	4.0	84,634	5.0
December 31, 2013
Total capital (to risk weighted assets)	$148,872	16.6%	$71,864	8.0%	$89,831	10.0%
Tier 1 capital (to risk weighted assets)	137,099	15.3	35,932	4.0	53,898	6.0
Tier 1 capital (to average assets)	137,099	11.1	49,370	4.0	61,712	5.0

Preferred stock
On September 22, 2011, Hyde Park Bancorp, Inc. issued and sold 18,724 shares of senior non-cumulative perpetual preferred stock, Series A (“Series A Preferred”), with a liquidation value of $1,000 per share. Hyde Park Bancorp, Inc. sold the Series A Preferred to the U.S. Treasury as part of the Small Business Lending Fund Program (“SBLF”) for an aggregate purchase price of $18,724,000. On July 11, 2014, the Company redeemed the $18,724,000 of Series A Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund (“SBLF”) preferred stock program. The redemption was completed with a payment to the U.S. Treasury of $18,724,000 plus accrued dividends.
As part of the conversion, the Board of Directors of the Company authorized 50,000,000 shares, zero par value of Preferred Stock ("Preferred Stock"). As of December 31, 2014 there were no shares issued or outstanding.

Restrictions on dividends, loans and advances
Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. The payment of dividends by the Company is subject to Maryland law. The Company can pay dividends on its common stock if, after giving effect to such distribution, (i) it would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and (ii) its total assets exceed the sum of its liabilities and the amount needed, if Blue Hills Bancorp were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution; provided, however, that even if the Company's assets are less than the amount necessary to satisfy the requirement set forth in (ii) above, the Company may make a distribution from: (A) The Company's net earnings for the fiscal year in which the distribution is made; (B) The Company's net earnings for the preceding fiscal year; or (C) the sum of the Company's net earnings for the preceding eight fiscal quarters. The holders of common stock of the Company will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available therefor. If the Company issues shares of preferred stock, the holders thereof may have a priority over the holders of the common stock with respect to dividends.

At December 31, 2014, the Bank's retained earnings available for the payment of dividends was $186,708,000. Accordingly, $99,973,000 of the Company's equity in the net assets of the Bank was restricted at December 31, 2014. Funds available for loans or advances by the Bank to the Company amounted to $28,926,000.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable capital requirements.

Basel III
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. Management believes that the Company’s capital levels will be characterized as well-capitalized upon adoption of the new rules.

NOTE 12. EMPLOYEE BENEFIT PLANS
Pension plan
The Company has historically provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association’s (“SBERA”) Pension Plan (the “Plan”). Each employee reaching the age of 21 and having completed at least 1000 hours of service in any one twelve-month period, beginning with such employee’s date of employment were automatically enrolled in the Plan. The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur as other comprehensive income or loss. The Company amended its defined benefit pension plan in 2013 by freezing the plan to new participants and subsequently amended the plan and froze it for all participants effective October 31, 2014. Accumulated benefits for participants earned through the end of October 2014 will remain secured by the Plan assets.

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,535	$9,331	$7,419
Actual return on plan assets	391	1,513	847
Employer contribution	—	—	1,200
Benefits paid	(483)	(1,309)	(135)
	9,443	9,535	9,331
Change in benefit obligation:
Benefit obligation at beginning of year	9,287	10,818	10,491
Service cost	484	708	453
Interest cost	407	423	453
Actuarial loss (gain)	2,230	(1,353)	(444)
Benefits paid	(483)	(1,309)	(135)
Curtailment gain	(1,790)	—	—
Benefit obligation at end of year	10,135	9,287	10,818
Funded status and prepaid expense (accrued liability) at end of year	$(692)	$248	$(1,487)

Accumulated benefit obligation at end of year	$10,136	$7,507	$8,679
The assumptions used to determine the benefit obligation are as follows:

	December 31,
	2014	2013
Discount rate	4.00%	5.00%
Rate of compensation increase	n/a	3.00%

The components of net periodic pension cost (benefit) are as follows:

	Years Ended December 31,
	2014	2013	2012
	(In thousands)
Service cost	$484	$708	$453
Interest cost	407	423	453
Expected return on plan assets	(735)	(728)	(560)
Amortization of net actuarial loss (gain)	(70)	104	117
Settlement gain	—	(107)	—
Curtailment gain	$(1,304)	$—	$—
Net periodic pension cost (benefit)	$(1,218)	$400	$463

The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2014	2013	2012
Discount rate	4.25%	4.00%	4.50%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	3.00%	3.00%

The Company has selected its assumption with respect to the expected long-term rate of return based on prevailing yields on high quality fixed income investments increased by a premium for equity return expectations.

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 40% to 64% of total portfolio assets. The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 20% to 36%. The Trustees of SBERA, through the Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types and styles.
The fair value of major categories of the Company’s pension plan assets are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2014
Collective funds	$770	$4,276	$—	$5,046
Equity securities	2,178	—	—	2,178
Mutual funds	1,330	134	—	1,464
Hedge funds	—	—	659	659
Short-term investments	96	—	—	96
	$4,374	$4,410	$659	$9,443
December 31, 2013
Collective funds	$252	$4,790	$—	$5,042
Equity securities	2,465	—	—	2,465
Mutual funds	1,130	123	—	1,253
Hedge funds	—	—	666	666
Short-term investments	73	36	—	109
	$3,920	$4,949	$666	$9,535
The fair value hierarchy above was received from SBERA, the plan administrator. The Plan assets measured at fair value in Level 1 are based on quoted market prices in an active exchange market. Plan assets measured at fair value in Level 2 are based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data. Plan assets measured at fair value in Level 3 are based on unobservable inputs, which include the SBERA’s assumptions and the best information available under the circumstance.

The table below presents, for the years ended December 31, 2014 and 2013, the changes in Plan assets that are measured in Level 3 at fair value on a recurring basis:

Hedge Funds
(In thousands)

December 31, 2012	$658
Purchases	1
Total unrealized gains	7
December 31, 2013	666
Purchases	2
Total unrealized gains	(5)
Redemptions	(4)
December 31, 2014	$659
Estimated future benefit payments, assuming employees retire at age 65 and take normal distribution payments, are as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$255
2016	252
2017	419
2018	642
2019	359
2020-2024	3,641

The Company does not expect to contribute to the plan in 2015.

401(k) Plan
The Company has a 401(k) Plan whereby each employee having completed at least three months of service beginning with their date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on Federal tax laws. Effective December 15, 2013, the Company enhanced its
401(k) Plan to include a 3% guaranteed non-elective contribution and a 2% elective contribution based on the financial performance of the Company. Effective January 1, 2015, the Company amended the 401(k) Plan to incorporate an overall 4% contribution that matches 100% of an employee’s first 3% of deferral and 50% of the next 2% deferral. In 2014, the Bank provided a 3% contribution. For the year ended December 31, 2014 expense related to the plan was $465,000. Prior to 2014, the Company did not contribute to the 401(k) plan.

Supplemental Executive Retirement Plans
The Company entered into agreements with various executives and Board members which provided for a fixed dollar amount to be contributed each year to the participant’s supplemental executive retirement account. All benefits under these agreements became fully vested after five years of service, however during 2013 these agreements were terminated and all vesting was accelerated. No further awards have or will be granted under these agreements. Expenses associated with these agreements amounted to $0, $873,000 and $380,000 for December 31, 2014, 2013 and 2012 respectively.

The Supplemental Executive Retirement Plan was terminated in a manner that complies with Section 409A of the Internal Revenue Code, which means that the benefits under the Supplemental Executive Retirement Plan cannot be distributed for 12 months following the plan’s termination but must be distributed in full no later than 24 months following the plan’s termination. To allow participants the opportunity to use their account balances within the plan to purchase Blue Hills Bancorp common stock in the stock offering prior to the date the account is distributed, the Supplemental Executive Retirement Plan was amended prior to the plan’s termination, to permit participants to invest their account balance in Blue Hills Bancorp common stock in the stock offering. All participants elected to invest in employer stock, such an election is irrevocable until the participant’s account balance is distributed and is held in a Rabbi Trust. The portion of the participant’s balance shall be distributed in Blue Hills Bancorp common stock.

Phantom Stock Plan
The Company entered into Phantom Stock Plan agreements with certain management and other employees to reward such participants for their contributions to the continued success of the Company and to encourage them to remain employees. Under the agreements, participants were entitled to receive a lump sum payment on the third anniversary date of the award grant, or upon 100% vesting which could occur earlier in the event of a change in control or upon the participant’s retirement, death or disability or certain other limited circumstances. The benefit payable to participants was based on the number of phantom stock shares the participant was awarded multiplied by the book value per share, as defined, on the third anniversary date of the award, or such other date 100% vesting occurred. During 2013 this plan was terminated, all vesting was accelerated and amounts were paid out to employees. Expense related to the plan during the years ended December 31, 2014, 2013 and 2012 amounted to $0, $1,598,000 and $173,000, respectively.

Short-term Incentive Compensation
All employees meeting specified service requirements are eligible to participate in the discretionary Short-term Incentive Compensation Plan. The purpose of the plan is to motivate and reward employees for achieving strategic objectives through a goals program. It is essential that the achievement of goals is done so in a manner that is consistent with the Company’s principles and values. The Company expensed $3.0 million, $1.6 million, and $1.3 million for achievement of the 2014, 2013 and 2012 goals, respectively.

Employee Stock Ownership Plan
The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. The Company contributed funds to a subsidiary to enable it to grant a loan to the ESOP for the purchase of 2,277,345 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Company’s Subsidiary to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2014). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year is 75,912 through 2043.

Shares held by the ESOP include the following:	December 31, 2014

Allocated	—
Committed to be allocated	75,912
Unallocated	2,201,433
2,277,345
The fair value of unallocated shares was approximately $29.9 million at December 31, 2014.
Total compensation expense recognized in connection with the ESOP for the year ended December 31, 2014 was $993,000.

NOTE 13 - OTHER COMMITMENTS AND CONTINGENCIES
In the normal course of business, there are outstanding commitments and contingencies which are not reflected in the accompanying consolidated financial statements.
Loan commitments
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement the Company has in these particular classes of financial instruments. The Company’s exposure to credit loss is represented by the contractual amount of the instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments.
Financial instruments whose contract amounts represent credit risk consist of:

	December 31,
	2014	2013
	(In thousands)
Commitments to originate loans	$44,504	$28,073
Letters of credit	7,133	7,147
Unused lines-of-credit:
Commercial	81,607	50,046
Home equity	37,580	13,178
Consumer	16,057	11,136
Undisbursed construction loans	6,679	21,655

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. These financial instruments are primarily secured by mortgage liens on real estate.
Operating lease commitments
Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2014, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2015	$1,221
2016	1,356
2017	890
2018	819
2019	633
Thereafter	3,626
$8,545
Rent expense for years ended December 31, 2014, 2013 and 2012 amounted to $1,090,000, $966,000 and $919,000, respectively. Certain leases contain renewal options for up to 30 years. The cost of such options is not included above.

Commitments
Effective January 1, 2014, the Bank entered into an agreement for the naming rights of a Boston waterfront music venue. The agreement spans a ten-year period where the Bank will pay $390,000 during the first year with 5% annual increases in subsequent years.

Employment and change in control agreements
The Company has entered into an employment agreement with its President and Chief Executive Officer that generally provides for a specified minimum annual compensation and the continuation of certain benefits currently received. Employment may be terminated for cause, as defined, where an aggregate cash severance payment will be determined based on timing of any futures change in control. The agreement has an initial term of three years, with automatic one-year extensions on the anniversary date of the agreement. The Company has also entered into change in control agreements with certain members of management, including the Company’s Chief Financial Officer and the Company’s Executive Vice President, Commercial Bank Lending, which provide for the continuation of base salaries for specified periods of time in the event of involuntary termination without cause or termination for good reason in the event of a change in control. In March 2015, the Company revised the change in control agreement with its Chief Financial Officer to be a severance and change in control agreement so that it provided a benefit on an involuntary termination without cause (including resignation for good reason), whether or not the termination occurred in connection with or after a change in control.
Contingencies
The Company is involved in various litigation and other legal claims that arise in the normal course of business. On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) by a former employee terminated by Blue Hills Bank in October 2013 by which the former employee alleged retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The OSHA complaint requested reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorneys’ fees and litigation expenses in unspecified amounts. On December 30, 2014, the same former employee filed a complaint in U.S. Federal District Court of Massachusetts, based on the same general factual allegations, which alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act.  By this complaint, the former employee requested payment with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorneys’ fees and litigation expenses in unspecified amounts. The Company believes the allegations in these complaints to be completely without merit and intends to vigorously defend both actions and any other action initiated by the former employee. In the opinion of management, these matters will have no material effect on the Company’s consolidated financial statements.

NOTE 14 - INTEREST RATE SWAP AGREEMENTS
The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been generally limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and accrued expenses and other liabilities as appropriate. Changes in the fair value of these agreements are recorded in miscellaneous income in the consolidated statements of operations.

The Company did not have any fair value hedges or cash flow hedges at December 31, 2014 and December 31, 2013. The table below presents information about derivative financial instruments not designated as hedging instruments at December 31, 2014 and 2013.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
December 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$202,970	$5,446	$202,970	$5,759
Other contracts	8,616	8	8,287	83
Total derivatives	$211,586	$5,454	$211,257	$5,842
December 31, 2013
Economic hedges:
Commercial loan level interest rate swap agreements	$171,747	$2,482	$171,747	$2,379
Other contracts	8,932	5	7,988	14
Total derivatives	$180,679	$2,487	$179,735	$2,393
The Company is exposed to credit-related losses in the event of nonperformance by the counterparties to these agreements. The Company controls the credit risk of its financial contracts through credit approvals, limits and monitoring procedures, and does not expect any counterparties to fail their obligations. The Company has minimum collateral posting thresholds with certain of its counterparties.
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

NOTE 15 - FAIR VALUE MEASURMENTS
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
Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2014 and 2013, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2014
Assets
Securities available for sale:
Debt securities	$13,219	$359,930	$—	$373,149
Marketable equity securities	43,298	—	—	43,298
Derivative assets	—	5,454	—	5,454
Total assets	$56,517	$365,384	$—	$421,901
Liabilities
Derivative liabilities	$—	$5,842	$—	$5,842

December 31, 2013
Assets
Trading assets	$—	$750	$—	$750
Securities available for sale:
Debt securities	128,202	232,869	—	361,071
Marketable equity securities	80,235	—	—	80,235
Derivative assets	—	2,487	—	2,487
Total assets	$208,437	$236,106	$—	$444,543
Liabilities
Derivative liabilities	$—	$2,393	$—	$2,393

Assets measured at fair value on a non-recurring basis

The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There were no assets measured at fair value on a non-recurring basis at December 31, 2013. There are no liabilities measured at fair value on a non-recurring basis. The following tables summarize the fair value hierarchy used to determine each adjustment and the carrying value of the related individual assets:

	December 31, 2014			For the year ended December 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$120	$18
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$60,146	$60,146	$—	$—	$60,146
Securities available for sale	416,447	56,517	359,930	—	416,447
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale, net	1,147,505	—	—	1,132,024	1,132,024
Accrued interest receivable	4,433	—	—	4,433	4,433
Financial liabilities:
Deposits	1,212,716	—	—	1,214,251	1,214,251
Borrowings	75,000	—	76,074	—	76,074
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	5,454	—	5,454	—	5,454
Liabilities	5,842	—	5,842	—	5,842

December 31, 2013
Financial assets:
Cash and cash equivalents	$40,316	$40,316	$—	$—	$40,316
Trading assets	750	—	750	—	750
Securities available for sale	441,306	208,437	232,869	—	441,306
Federal Home Loan Bank stock	10,766	—	—	10,766	10,766
Loans and loans held for sale, net	765,347	—	—	769,578	769,578
Accrued interest receivable	4,290	—	—	4,290	4,290
Financial liabilities:
Deposits	915,223	—	—	917,121	917,121
Borrowings	215,000	—	216,332	—	216,332
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	2,487	—	2,482	—	2,482
Liabilities	2,393	—	2,379	—	2,379
NOTE 16 - OTHER COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Changes in accumulated other comprehensive income (loss) by component follows:

	Year ended December 31, 2014
	Securities Available for Sale	Defined Benefit Pension Plan	Total

Beginning balance	$1,983	$482	$2,465
Other comprehensive income before reclassifications	4,942	(2,090)	2,852
Amounts reclassified	(2,515)	(70)	(2,585)
Tax effects	(1,018)	863	(155)
Net current-period other comprehensive income	1,409	(1,297)	112
Ending balance	$3,392	$(815)	$2,577

	Year ended December 31, 2013
	Securities Available for Sale	Defined Benefit Pension Plan	Total

Beginning balance	$10,805	$(802)	$10,003
Other comprehensive income before reclassifications	(9,256)	2,033	(7,223)
Amounts reclassified	(4,999)	104	(4,895)
Tax effects	5,433	(853)	4,580
Net current-period other comprehensive income	(8,822)	1,284	(7,538)
Ending balance	$1,983	$482	$2,465

	Year ended December 31, 2012
	Securities Available for Sale	Defined Benefit Pension Plan	Total

Beginning balance	$5,137	$(1,311)	$3,826
Other comprehensive income before reclassifications	20,596	731	21,327
Amounts reclassified	(11,931)	117	(11,814)
Tax effects	(2,997)	(339)	(3,336)
Net current-period other comprehensive income	5,668	509	6,177
Ending balance	$10,805	$(802)	$10,003

The components of accumulated other comprehensive income, included in equity, are as follows:

	December 31,
	2014	2013
	(In thousands)
Securities available for sale:
Net unrealized gain	$5,265	$2,838
Tax effect	(1,873)	(855)
Net-of-tax amount	3,392	1,983
Defined benefit pension plan:
Unrecognized net actuarial gain (loss)	(1,358)	803
Tax effect	543	(321)
Net-of-tax amount	(815)	482
	$2,577	$2,465

The following amounts were reclassified out of accumulated other comprehensive income during the years ended December 31, 2014 and 2013:

Category	Reclassification Amount		Affected Line Item on Consolidated Statements of Operations
	Years Ended December 31,
	2014	2013
	(In thousands)
Securities available for sale	(2,822)	(5,091)	Gains on sale of securities available for sale, net
Securities available for sale	307	92	Net impairment losses recognized in earnings
Defined benefit pension plan	(70)	104	Salaries and employee benefits
Total before tax	(2,585)	(4,895)
Tax effect	964	1,723	Provision (benefit) for income taxes
Total reclassification, net of tax	$(1,621)	$(3,172)

Actuarial losses of $110,000, included in accumulated other comprehensive income at December 31, 2014, are expected to be recognized as a component of net periodic pension cost, included in salaries and employee benefits expense, during the year ending December 31, 2015.

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Blue Hills Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2014	2013
	(In thousands)
Assets
Cash and due from banks	$—	$19,542
Short-term investments Blue Hills Bank	121,632	79
Short-term investments	—	9,527
Total cash and cash equivalents	121,632	29,148
Investment in common stock of Blue Hills Bank	286,681	142,318
Other assets	3,561	72
Total assets	$411,874	$171,538

Liabilities and Stockholders' Equity
Accrued expenses	$269	$2
Stockholders' equity	411,605	171,536
Total liabilities and stockholders' equity	$411,874	$171,538

	Years Ended December 31,
	2014	2013		2012
STATEMENTS OF OPERATIONS	(In thousands)
Total income	$—	$—		$20,018
Operating expenses	9,432	—		186
Income (loss) before income taxes and equity in undistributed net income (loss) of Blue Hills Bank	(9,432)	—		19,832
Applicable income tax provision (benefit)	(3,277)	—		(57)
(Loss) income before equity in income of subsidiaries	(6,155)	—		19,889
Equity in undistributed net income (loss) of Blue Hills Bank	5,972	2,663		(12,035)
Net (loss) income	$(183)	$2,663	$—	$7,854

	Years Ended December 31,
	2014	2013	2012
STATEMENTS OF CASH FLOWS	(In thousands)

Cash flows from operating activities:
Net (loss) income	$(183)	$2,663	7,854
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Equity in undistributed net (income) loss of Blue Hills Bank	(5,972)	(2,663)	12,035
Issuance of common stock to Charitable Foundation	6,943	—	—
Net change in other assets	(2,062)	(44)	(53)
Net change in other liabilities	267	—	—
Net cash (used in) provided by operating activities	(1,007)	(44)	19,836

Cash flows from investing activities:
Investment in Blue Hills Bank	(161,489)	—	—
Net cash used for investing activities	(161,489)	—	—

Cash flows from financing activities:
Proceeds from the issuance of common stock	274,143	—	—
Redemption of SBLF preferred stock	(18,724)	—	—
Dividend paid	(439)	(529)	(1,148)
Net cash provided by (used for) financing activities	254,980	(529)	(1,148)

Net change in cash and cash equivalents	$92,484	$(573)	$18,688
Cash and cash equivalents at beginning of year	29,148	29,721	11,033

Cash and cash equivalents at end of year	$121,632	$29,148	$29,721

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2014	2013	2014	2013	2014	2013	2014	2013
	(In thousands, except share data)
Interest and dividend income	$10,169	$7,348	$11,551	$7,850	$13,070	$7,984	$14,485	$9,907
Interest expense	1,655	2,104	1,674	2,093	1,651	1,979	1,918	1,795
Net interest and dividend income	8,514	5,244	9,877	5,757	11,419	6,005	12,567	8,112
Provision for loan losses	714	864	959	1,092	1,438	1,136	270	1,001
Other noninterest income	1,088	1,152	1,119	3,579	3,025	1,893	1,860	1,394
Realized securities gains and impairment losses, net	541	4,290	1,191	86	349	1,253	434	(633)
Total noninterest income	1,629	5,442	2,310	3,665	3,374	3,146	2,294	761
Total noninterest expenses	10,256	7,470	10,662	7,622	17,748	7,610	10,742	8,955
Provision (benefit) for income taxes	(428)	818	137	(421)	(1,435)	(214)	1,104	(468)
Net income (loss)	$(399)	$1,534	$429	$1,129	$(2,958)	$619	$2,745	$(615)

Basic earnings per share	n/a	n/a	n/a	n/a	n/a	n/a	$0.10	n/a
Diluted earnings per share	n/a	n/a	n/a	n/a	n/a	n/a	$0.10	n/a
Weighted average common shares (basic)	n/a	n/a	n/a	n/a	n/a	n/a	26,243,957	n/a
Weighted average common shares (diluted)	n/a	n/a	n/a	n/a	n/a	n/a	26,243,957	n/a

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)    Disclosure Controls and Procedures. An evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of December 31, 2014. Based on that evaluation, the Company’s management, including the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
(b)    Internal Control Over Financial Reporting. There has been no change in the Company’s internal control over financial reporting during the Company’s during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

Severance and Change in Control Agreement with James E. Kivlehan. On March 26, 2015, Blue Hills Bancorp, Inc. and Blue Hills Bank entered into a two-year change in control agreement (the “Agreement”) with James E.

Kivlehan. For additional information regaredin the terms of the Agreement),  see “Severance and Change in Control Agreements-Benefit Plans-Executive Compensation” in Item 10. of this Form 10-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND CORPORATE GOVERNANCE

Executive Officers of Blue Hills Bancorp, Inc. and Blue Hills Bank
The following table sets forth information regarding the executive officers of Blue Hills Bancorp, Inc. and Blue Hills Bank and their ages as of December 31, 2014. The officers of Blue Hills Bancorp, Inc. and Blue Hills Bank are elected annually.

Name	Age	Positions Held (1)
William M. Parent	53	President and Chief Executive Officer of Blue Hills Bank and Blue Hills Bancorp
James E. Kivlehan	54	Executive Vice President, Chief Financial Officer of Blue Hills Bank and Blue Hills Bancorp
Thomas E. O’Leary	62	Executive Vice President, Commercial Banking
Thomas R. Sommerfield	59	Senior Vice President, Chief Risk Officer
___________________________
(1) Positions held relate to Blue Hills Bank, except as indicated.

Directors of Blue Hills Bancorp, Inc. and Blue Hills Bank
Blue Hills Bancorp had eleven directors as of December 31, 2014 and has nine as of March, 2015. Directors of Blue Hills Bancorp serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Blue Hills Bank will be elected by Blue Hills Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of December 31, 2014, the years when they began serving as directors of Blue Hills Bank and when their current term expires as directors of Blue Hills Bancorp:

Name	Position(s) Held With Blue Hills Bancorp	Age	Director Since	Current Term Expires
David J. Houston, Jr.	Chairman of the Board	68	1977	2017
George E. Clancy	Director	56	1996	2016
Ken D’Amato(1)	Director	54	2010	2015
Brian G. Leary	Director	59	2012	2015
Peter J. Manning	Director	75	2010	2017
Karen B. O’Connell (2)	Director	51	2003	2015
William M. Parent	President, Chief Executive Officer and Director	53	2010	2016
Ronald K. Perry	Director	56	2012	2015
David A. Powers	Director	66	1998	2016
Janice L. Shields	Director	67	2010	2017
Scott Smith	Director	49	1998	2016
___________________________
(1) Director D’Amato resigned from the board of directors effective January 30, 2015.
(2) Director O'Connell passed away in February, 2015

The Business Background of Our Directors and Executive Officers
Directors:
The business experience of each of our directors and executive officers is set forth below. With respect to directors, the biographies also contain information regarding the person’s experience, qualifications, attributes or skills that led to the determination that the person should serve as a director. Unless otherwise indicated, directors and executive officers have held their positions for the past five years.
David J. Houston, Jr. is a senior member of J.J. Houston & Co., LLP, an independent insurance agency. He has served on the Blue Hills Bank board of directors since 1977 and currently serves as Chairman of the board of directors and a member of the Bank’s Risk Management and Compensation Committees. Mr. Houston is a graduate of Boston College and a member of the Society of Certified Insurance Counselors, the National Association of Corporate Directors, and the Massachusetts and South Shore Associations of Independent Insurance Agents. Mr. Houston’s long affiliation with Blue Hills Bank and his experience operating a local business provide a valuable connection between the Bank and the local community. In addition, his knowledge of risk and the insurance market brings the Board insight into the Bank’s business and strategies.

George E. Clancy, Esquire is a partner at Fuller, Rosenberg, Palmer & Beliveau of Worcester, Massachusetts. Mr. Clancy has been a member of the Blue Hills Bank board of directors since 1996 and is currently Chairman of the Corporate Governance Committee and a member of the Audit Committee. Mr. Clancy is a member of the Massachusetts Bar Association, the Massachusetts Defense Lawyers Association and the Worcester County Bar Association. Mr. Clancy is a member of the CAP Team and serves as a CCD teacher for St. Anne Parish. Mr. Clancy is a graduate of Bridgewater State College and received his J.D. from the Suffolk University Law School. Mr. Clancy has over 25 years of business experience as a practicing lawyer. Mr. Clancy provides the Board with extensive insight on regulatory and litigation matters; he is a former resident of Hyde Park and a founding Director of Hyde Park Main Streets.

Brian G. Leary, Esquire is a partner at the law firm of Holland & Knight and is a member of the firm’s Business Section. He acts as outside general counsel to several New England companies.  He also has an extensive business litigation practice and has defended clients in several jurisdictions across the country on claims involving intellectual property, false advertising, unfair competition and consumer rights. Prior to joining Holland & Knight in 2013, Mr. Leary was a partner at McCarter & English, LLP where he oversaw the firm’s strategic planning and was the founder and chief executive officer of Mogall, Inc., an early pioneer of social networking. He also was a nationally recognized reporter and anchor for WCVB-TV, and received the George Foster Peabody Award for investigative reporting in 1997.  Mr. Leary has been a member of the Blue Hills Bank board of directors since 2012 and is a member of the Audit and Corporate Governance Committees.  Mr. Leary is an active volunteer and serves on the board of directors of the New England Legal Foundation and Catholic Memorial School.  He is a graduate of the College of the Holy Cross and received his J.D. from Harvard Law School. Mr. Leary provides the Board with valuable perspective on general business oversight, as well as potential strategic initiatives.

Peter J. Manning is the former Vice Chairman of FleetBoston Financial Corporation, and has been a member of the Blue Hills Bank board of directors since 2010. Mr. Manning serves as Chairman of the Audit Committee and also serves on the Bank’s Risk Management Committee. Mr. Manning began his career at the accounting firm Coopers & Lybrand and later joined BankBoston where he held a number of executive management responsibilities which included Executive Vice President and Chief Financial Officer. In October of 1999, Mr. Manning was named to the Vice Chairman post at FleetBoston Financial. Mr. Manning is a graduate of Boston College and earned his MBA from Babson College. He is currently a board member of Safety Insurance Group, Inc. and Campaign for Catholic Schools. Mr. Manning was previously a board member of Thermo Fisher Scientific Inc., and served 13 years on the Bedford school committee. Mr. Manning’s extensive experience with financial institutions and accounting brings the Board valuable insight into the business of the Bank, its strategies and accounting matters.

William M. Parent is President and Chief Executive Officer of Blue Hills Bank and Hyde Park Bancorp, MHC since 2010. Prior to that, Mr. Parent served as a partner and chief investment officer at Grail Partners, a boutique merchant bank. Mr. Parent has 27 years of experience in the financial services industry, including 16 years at Bank of Boston and its successor companies, FleetBoston and Bank of America, where he held senior executive roles in Finance, Mergers & Acquisitions, Bank Management and Private Equity Investing. Mr. Parent is a non-practicing CPA and holds a BS from Bentley University. He has served as a member of the board of directors for over a dozen middle market companies covering the financial services, retail, distribution and manufacturing sectors. Today, he serves on the board of directors for the YMCA of Greater Boston, Wediko Children Services, Thayer Academy and the Savings Banks Employees Retirement Association. He is also a member of the Honor Roll Development Committee for the Campaign for Catholic Schools. Mr. Parent’s extensive experience in the financial services industry and his responsibilities for the strategic direction and management of Blue Hills Bank offer the Board an invaluable perspective of the Bank’s business and strategic direction.

Ronald K. Perry is the president and head of brokerage at Colliers International. Mr. Perry began his career at Meredith & Grew, which became part of Colliers in 2008, and became the head of the brokerage group in 2007. He was appointed president of the firm in March 2010. Mr. Perry is a licensed real estate broker and a member of the Greater Boston Real Estate Board and Commercial Brokers Association. Mr. Perry has been a member of the Blue Hills Bank board of directors since 2012 and is Chairman of the Bank’s Risk Management Committee and serves on the Compensation Committee. A graduate of the College of Holy Cross, he previously served on the board of directors at Catholic Memorial School for 12 years and was a Big East Color Analyst for over 30 years. Mr. Perry’s extensive real estate experience and knowledge of the local real estate market as well as his valuable insight into managing and overseeing a business brings valuable expertise to the Board.

David A. Powers is a partner at Charles A. Powers & Sons, LLP of Boston, Massachusetts, an insurance agency, a position he has held for the past 24 years. A graduate of the University of New Hampshire, Mr. Powers is affiliated with the Massachusetts Association of Independent Insurance Agents and the Rotary Club of Hingham and Hull. He has been a member of the Blue Hills Bank board of directors since 1998 and currently serves on the Corporate Governance Committee. Mr. Powers’ management experience and business knowledge provides a valuable resource and perspective to the Board.

Janice L. Shields is co-founder and president of Shields & Company, Inc. located in Waltham, Massachusetts. For over 35 years, Ms. Shields has provided a wide range of corporate advisory services to clients, including capital raising, mergers and acquisitions, corporate restructurings, and valuations. Ms. Shields has been a member of the Blue Hills Bank board of directors since 2010 and is a member of the Compensation Committee and the Bank’s Risk Management Committee. She serves as a director on a number of other local boards and over the years has been active in fundraising activities for non-profit organizations. Ms. Shields is a graduate of Albertus Magnus College, and holds an MLA from Harvard University and an

MBA from the Stern School at New York University. With her extensive business and entrepreneurial experience, Ms. Shields brings to the Board a valuable insight on financial analysis and evaluating potential strategic transactions.

Scott Smith is President/ CEO of The SC Group serving philanthropic organizations throughout New England. His 26 years of experience in the philanthropic sector range broadly from Executive Director to Vice President of Operations to Chief Executive Officer. He is immediate past Board Chair of the Thomas M. Menino YMCA in Boston and serves on the Lt. Governor’s Interagency Council and the Mayor’s Commission on Homelessness. He has served on the Blue Hills Bank Board of Directors since 1998 and currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Smith is a graduate of Salisbury University. Mr. Smith provides the Board with a unique insight into the philanthropic sector and has substantial ties to the communities served by Blue Hills Bank.

Executive Officers Who Are Not Also Directors:

James E. Kivlehan is Executive Vice President and Chief Financial Officer for Blue Hills Bank since joining the bank in September of 2013. Prior to that, Mr. Kivlehan was an Executive Vice President, with more than a decade of service, at Citizens Financial Group, Inc.  At Citizens he held multiple executive leadership roles spanning Consumer Banking, Strategy, Business Analytics, M&A and Finance. Mr. Kivlehan is an experienced banking executive with an extensive background in all areas of finance.  A graduate of Babson College, he is a non-practicing CPA, a member of Financial Executives International, and a past president of the Treasurer’s Club of Boston.

Thomas E. O’Leary has been Executive Vice President of Commercial Banking at Blue Hills Bank since 2011.  Mr. O’Leary is responsible for the commercial banking functional departments and their operations. He has 39 years of banking experience split between credit and lending functions. Prior to joining Blue Hills Bank, Mr. O’Leary was Executive Vice President and Group Executive, Specialized Banking from 2002 to 2011 with Citizens Financial Group, Inc. Mr. O’Leary serves on the board of trustees of Catholic Charities of the Archdiocese of Boston. Mr. O’Leary is a graduate of Boston College and attended the Stonier Graduate School of Banking at Rutgers University.

Thomas R. Sommerfield is Senior Vice President, Chief Risk Officer at Blue Hills Bank since 2011. Mr. Sommerfield is responsible for the overall risk management of the bank, including credit, compliance, enterprise risk and administratively internal audit. Mr. Sommerfield has more than 35 years of experience in the financial services industry, was previously a Director at Spring Street Capital and has held numerous senior lending, credit and risk management roles at CIT, GE Capital, FleetBoston and predecessors, and HSBC. Mr. Sommerfield is a graduate of Columbia College. He is the leader of the Bank’s Pan-Mass Challenge team and has served on advisory boards of educational institutions and outreach programs and is currently on the board of VETRN, a charity that funds education and provides mentoring for military veterans who are starting new local businesses.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.
Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors has complied with applicable reporting requirements for transactions in Blue Hills Bancorp, Inc. common stock during the year ended December 31, 2014.
Code of Ethics
The Company has adopted a Code of Ethics that is designed to promote the highest standards of ethical conduct by the Company’s directors, executive officers and employees. The Code of Ethics requires that the Company’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics. A copy of the Code of Ethics can be found on the Company’s website, www.bluehillsbancorp.com.

Audit Committee
The Audit Committee is comprised of Directors Manning (Chairman), Clancy, Leary and Smith. Each member of the Audit Committee is “independent” as defined in the Nasdaq corporate governance listing standards and the additional independence requirements of applicable Securities and Exchange Commission rules. Based on its review of the criteria of an “audit committee financial expert” under the rules adopted by the Securities and Exchange Commission, our board of directors believes that Mr. Manning qualifies as an “audit committee financial expert” under applicable Securities and Exchange Commission rules.
The Audit Committee is responsible for supervising Blue Hills Bancorp, Inc.’s accounting, financial reporting and financial control processes. Generally, the Audit Committee oversees management’s efforts with respect to the quality and integrity of our financial information and reporting functions and the adequacy and effectiveness of our system of internal accounting and financial controls. The Audit Committee also reviews the independent audit process and the qualifications of the independent registered public accounting firm, and has sole responsibility for engaging our independent registered public accounting firm.
Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.bluehillsbancorp.com. As more fully described in the Audit Committee Charter, the Audit Committee reviews the financial records and affairs of Blue Hills Bancorp, Inc. and monitor adherence in accounting and financial reporting to accounting principles generally accepted in the United States.
Recommendations of Nominees by Stockholders

The Board of Directors has adopted a procedure by which stockholders may recommend nominees to the Nominating and Corporate Governance Committee. Stockholders who wish to recommend a nominee must write to the Company’s Secretary and such communication must include:

•	A statement that the writer is a stockholder and is proposing a candidate for consideration by the Nominating and Corporate Governance Committee;

•	The name and address of the stockholder as they appear on the Company’s books, and of the beneficial owner, if any, on whose behalf the nomination is made;

•	The class or series and number of shares of the Company’s capital stock that are owned beneficially or of record by such stockholder and such beneficial owner;

•
A description of all arrangements or understandings between such stockholder and each proposed nominee and any other person or persons (including their names) pursuant to which the nomination(s) are to be made by such stockholder;

•	A representation that such stockholder intends to appear in person or by proxy at the meeting to nominate the nominee named in the stockholder’s notice;

•	The name, age, personal and business address of the candidate, the principal occupation or employment of the candidate;

•	The candidate’s written consent to serve as a director;

•
A statement of the candidate’s business and educational experience and all other information relating to such person that would indicates such person’s qualification to serve on the Company’s Board of Directors; and

•	Such other information regarding the candidate or the stockholder as would be required to be included in the Company’s proxy statement pursuant to SEC Regulation 14A.

To be timely, the submission of a candidate for Director by a stockholder must be received by the Secretary at least 120 days prior to the anniversary date of the proxy statement relating to the preceding year’s annual meeting of stockholders; provided, that if (i) less than 90 days’ prior public disclosure of the date of the meeting is given to stockholders and (ii) the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary of the preceding year’s annual meeting, a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made; provided, further, that, in the case of the Company’s first annual meeting of stockholders a stockholder’s submission of a candidate shall be timely if delivered or mailed to and received by the Company’s Secretary no later than the close of business on the later of (i) the 120th day prior to the date of the annual meeting and (ii) the 10th day following the day on which public disclosure (by press release issued through a nationally recognized news service, a document filed with the SEC, or on a website maintained by the Company) of the date of the annual meeting is first made.

ITEM  11.    EXECUTIVE COMPENSATION

Executive Compensation

The board of directors’ philosophy is to align executive compensation with the interests of its stockholders and to determine appropriate compensation levels that will enable the Company to meet the following objectives:

•	To attract, retain and motivate an experienced, competent executive management team;

•	To reward the executive management team for the enhancement of shareholder value based on annual earnings performance and the market price of Blue Hills Bancorp’s stock;

•	To provide compensation rewards that are adequately balanced between short-term and long-term performance goals;

•	To encourage ownership of Blue Hills Bancorp’s common stock through stock-based compensation; and

•	To maintain compensation levels that are competitive with other financial institutions and particularly those in Blue Hills Bancorp’s peer group based on asset size and market area.

The board of directors considers a number of factors in its decisions regarding executive compensation and benefits including, but not limited to, the level of responsibility and performance of the individual executive officer, the overall performance of Blue Hills Bancorp, and consideration of industry, community bank peers and local market conditions. Base salary levels of Blue Hills Bancorp’s and Blue Hills Bank’s executive officers are set to reflect the duties and responsibilities inherent in the position and to reflect competitive conditions in the banking business in Blue Hills Bancorp’s market area. In setting base salaries, the board of directors also considers a number of factors relating to each executive officer, including individual performance, job responsibilities, experience level, ability and the knowledge of the position, and overall performance of Blue Hills Bancorp and the Blue Hills Bank. These factors are considered subjectively, and where possible quantitatively, and are weighted partially by those aspects deemed more significant than others. Such a weighting of these evaluation factors will vary from year to year in response to the strategic plan and current market conditions. The board of directors also considers the recommendations of the Chief Executive Officer with respect to the compensation of the other executive officers. The board of directors and the Chief Executive Officer review the same information in connection with these performance evaluations and related recommendations of these executives.

In developing compensation levels for the named executive officers for the year ended December 31, 2014, the compensation committee utilized the services of Arthur Warren Associates, an independent compensation advisory firm. Arthur Warren Associates assisted the compensation committee in the review of base salary and incentive compensation for 2014, particularly among Blue Hills Bancorp’s peer group, as determined through industry surveys and published proxy statements. The compensation committee also relied on other survey sources including Pearl Meyer & Partners 2014 Massachusetts Bankers Association Banking Compensation Survey, Pearl Meyer & Partners 2014 Northeast Bankers Survey, and ERI Economic Research Institute Survey.

In addition, in 2014, consistent with its desire to align the interests of management and shareholders, the board of directors established stock ownership guidelines for management and directors of Blue Hills Bancorp. For the president and chief executive officer, stock ownership guidelines were set at three times base salary, for other executive officers, at two times base salary, and for non-employee directors, at ten times their annual retainer. The officers and directors are expected to achieve these ownership levels over time and hold the stock acquired throughout their tenure as executives.

Summary Compensation Table
The following table sets forth for the year ended December 31, 2014, certain information as to the total remuneration paid by Blue Hills Bank to Mr. William M. Parent, who serves as President and Chief Executive Officer, Mr. Thomas O’Leary, Blue Hills Bank’s Executive Vice President, Commercial Banking and Mr. James E. Kivlehan, Blue Hills Bank’s Executive Vice President and Chief Financial Officer (referred to as our “Named Executive Officers”).

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Non-equity incentive plan compensation ($) (2)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
William M. Parent, President and Chief Executive Officer	2014	500,000	60,000	300,000	—	24,145	884,145
	2013	472,313	—	267,346	1,612	141,700	882,971

James E. Kivlehan, Executive Vice President and Chief Financial Officer	2014	253,750	105,812	114,188	—	11,886	485,636
	2013	78,847 (5)	56,200 (6)	37,500	—	50,000	222,547

Thomas E. O’Leary, Executive Vice President, Commercial Banking	2014	250,000	102,500	112,500	—	24,145	489,145
	2013	225,000	10,000	175,000	496	40,000	450,496

(1)	Consists of bonus amounts earned above the maximum achievement level under the short-term incentive plan for the year ended December 31, 2014.

(2)
For calendar year 2014, consists of amounts earned under the short-term incentive Plan. For calendar year 2013, consists of amounts earned under the short-term and long term incentive plans. For 2013, Messrs. Parent, O’Leary and Kivlehan earned $133,673, $95,000 and $25,000, respectively, under the short-term incentive plan. Similarly, for 2013, Messrs. Parent, O’Leary and Kivlehan, earned $133,673, $80,000 and $12,500, respectively, under the long-term incentive plan (i.e., the Blue Hills Bank Phantom Stock Plan).

(3)	Reflects above-market interest earned in the Blue Hills Bank Amended and Restated Supplemental Executive Retirement Plan. The Plan terminated in the fiscal year ended December 31, 2013.

(4)	Consists of the following payments:

All Other Compensation
Name	Year	Perquisites(a) ($)	401(k) Plan(b) ($)	ESOP(c) ($)	Total ($)
William M. Parent	2014	—	7,800	16,345	24,145
James E. Kivlehan	2014	—	7,800	4,086	11,886
Thomas E. O'Leary	2014	—	7,800	16,345	24,145

(a)	For the year ended December 31, 2014, none of the named executive officers received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.

(b)	Represents the profit sharing contribution made by Blue Hills Bank to the Named Executive Officer’s 401(k) Plan account for the plan year 2014.

(c)
Represents the aggregate value of the shares allocated to the Named Executive Officer’s ESOP account for plan year, the value of which was determined based on a $13.58 fair market value of Blue Hills Bancorp common stock as of December 31, 2014.

(5)	James E. Kivlehan was hired September 9, 2013 as Executive Vice President and Chief Financial Officer. Mr. Kivlehan’s annual rate of base salary was $250,000 in 2013.

(6)	Represents a sign-on bonus paid to Mr. Kivlehan during 2013.

Benefit Plans
Employment Agreement. Blue Hills Bancorp, Inc. (formerly, Hyde Park Bancorp, Inc.) and Blue Hills Bank (the “employers”) have entered into an employment agreement with Mr. William M. Parent, which agreement was amended and restated, effective March 6, 2014. The agreement has a term ending on December 31, 2016 which will extend automatically for one additional year on January 1 of each year beginning January 1, 2015 unless either the employers or Mr. Parent gives notice no later than 90 days prior to such anniversary date that the agreement will not be renewed. Under the agreement, the base salary for Mr. Parent for 2014 was $500,000 and remains $500,000 for the 2015 fiscal year. In addition to the base salary, the agreement provides that the executive shall be entitled to participate in any employee benefit plans in effect for executive officers of the employers and shall be eligible for participation in short-term and long-term incentive compensation and other benefits as provided to other full time employees of Blue Hills Bank. Mr. Parent shall also be entitled to continue participation in any fringe benefit arrangements in which he was participating on the effective date of the restated employment agreement. In addition, the agreement provides for reimbursement of reasonable travel and other business expenses, incurred in connection with the performance of his duties.

In the event the executive’s employment is terminated by Blue Hills Bank without cause, including a resignation for good reason (as defined in the employment agreement) during the term of the agreement, but excluding termination for cause or due to death, disability, retirement or following a change in control, the executive would be entitled to a payment equal to two times the sum of his then current base salary and his average annual short-term incentive cash compensation awarded during the two most recent fiscal years ending before the termination. The severance payment shall be paid in substantially equal installments over a 24 month period commencing within 60 days after the date of termination, subject to the receipt of a signed release, a form of which has been appended to the employment agreement. In addition, executive will be entitled to continued group medical and life insurance coverage, at the employer’s sole expense, for the period for which he is receiving severance benefits, provided that the payment of such life or health benefit would not result in excise taxes or penalties to the employers. If the payment of such benefits would result in excise taxes or benefits to the employers under applicable tax laws, then the employers would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits. In addition, Mr. Parent would be entitled to professional outplacement services up to a maximum cost of $30,000 from a nationally recognized outplacement consulting or coaching organization of his choice and would fully vest in any nonqualified deferred compensation plans in which he is participating.

In the event Mr. Parent is terminated without cause or terminates for good reason following a change in control, Mr. Parent would be entitled to the payment of a cash severance payment equal to three times the sum of his current base salary and his average annual short-term incentive cash compensation awarded to him over the three most recent fiscal years ending before or simultaneously with the change in control. Such payment would be made in a lump sum, provided that the change in control also satisfies the definition under Code Section 409A, and if not, then such payments shall be made to Mr. Parent over a period of 24 months. Mr. Parent would also be entitled to continued group life and health coverage for a period of 36 months at the employers’ sole expense or if providing either such coverage on a pre-tax basis would result in an excise tax or penalties to the employers, the employer would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits. In addition, Mr. Parent would be entitled to professional outplacement services up to a maximum cost of $30,000 from a nationally recognized outplacement consulting or coaching organization of his choice and would fully vest in any nonqualified deferred compensation plans in which he is participating.

For purposes of the executive’s ability to resign and receive a payment under the agreement, “good reason” would include the occurrence of any of the following events: (i) a failure of the employers to continue the executive in the executive position or the issuance by the employers of a notice to the executive that the term of the employment agreement will not be extended; (ii) a material adverse change in the nature or scope of executive’s responsibilities, title, authorities, powers, functions or duties or the duties normally exercised by someone in his executive position, without his consent, (iii) an involuntary reduction in his base salary, except in connection with an across-the-board salary reduction affecting substantially all management employees and based on the employer’s financial performance, (iv) an involuntary relocation of executive’s principal place of employment by more than 35 miles driving distance from such office as determined at the date of the agreement, or (v) a material breach by the employers of the compensation provisions of the agreement which continues for more than 10 days following notice given by the executive. If an event constituting “good reason” occurs, the executive is required to give Blue Hills Bank notice within 60 days and Blue Hills Bank will have 30 days to correct the good reason, however, the 30 day period may be waived by Blue Hills Bank.

If the payments to Mr. Parent under the employment agreement made in connection with a change in control would result in an excise tax under Sections 280G and 4999 of the Internal Revenue Code, Mr. Parent would be entitled to the severance amount which would result in the greater net after-tax benefit: (i) assuming he received all payments to which he is entitled under the employment agreement and all other compensation received that is contingent on the change in control and paid all taxes, including excise taxes on such benefits, or (ii) assuming that his benefits are reduced to avoid an excess parachute payment. In addition, if necessary to avoid excise taxes under Section 409A of the Internal Revenue Code, and only to such extent, a cash severance payment may be delayed and paid on the earlier of (a) six months and one day after the executive’s termination or (b) executive’s death. In such event, the first payment shall include a catch-up payment covering amounts that would have been paid during the delay and shall earn interest at an annual rate equal to the applicable federal short-term rate published by the Internal Revenue Service.

In the event that his employment was terminated for a reason entitling him to a severance payment under the employment agreement, Mr. Parent would receive an aggregate cash severance payment of approximately $1,433,673, if the event of termination occurred in December, 2014 prior to a change in control and $2,143,065, if the termination occurred following a change in control in December, 2014, based upon current levels of compensation, without regard to the possible reduction to avoid an excess parachute payment, if such reduction resulted in the net best benefit to Mr. Parent.

Under the employment agreement, if Mr. Parent is terminated due to disability (as defined in his employment agreement), he will be entitled to receive his full salary and benefits under the employment agreement until he becomes eligible for and receives long-term disability insurance coverage then in effect. In the event of Mr. Parent’s death while employed, the employers will continue to provide his base salary to his designated beneficiary for three months following his death.

Upon retirement at age 65 or in accordance with any retirement policy established by the board of directors, Mr. Parent will be entitled to benefits under any retirement plans to which he is a party but shall not be entitled to any amount or benefits under the employment agreement, provided, that Mr. Parent cannot be involuntarily terminated due to “retirement” within 24 months following a change in control.

The employment agreement requires the executive not to compete with Blue Hills Bank for a period of one year following a termination of employment for which the executive receives severance payments as the result of an involuntary termination or resignation for good reason (other than a termination of employment following a change in control). The employment agreement further requires that Mr. Parent not solicit business, customers or employees of the Bank for a 12 month period following termination (other than a termination of employment following a change in control) and requires him to maintain confidential information.

Severance and Change in Control Agreements. Blue Hills Bancorp, Inc. (formerly, Hyde Park Bancorp, Inc.) and Blue Hills Bank (collectively, the “employers”) have entered into two-year change in control agreements with Messrs. Thomas O’Leary and James E. Kivlehan and one other executive officer and have entered into one-year change in control agreements with six other senior officers. Commencing on the first anniversary of the effective date of the agreements for Messrs. O’Leary and Kivlehan, the agreements may be renewed by the boards of directors of the employers for an additional 12 months, such that the continuing terms shall be for 24 months. If the boards of directors determine not to renew a change in control agreement, the employers must give the covered executive notice at least 30 days before such anniversary date that the agreement will not be renewed. In such event, the change in control agreement will terminate at the end of the then term. Notwithstanding the foregoing, if the change in control agreement is in effect on the effective date of a change in control, the agreement will automatically renew on such date and will expire 24 months following the change in control.

In the event of a change in control (as defined in the agreement) followed by Messrs. O’Leary’s or Kivlehan’s involuntary termination of employment (other than for cause, death or disability) or his resignation for good reason (each a “terminating event”), the executive will receive a cash severance payment equal to (i) two times the sum of his annual base salary and average annual short-term incentive cash compensation paid over the prior two most recent fiscal years ended before or simultaneously with the change in control, payable in equal monthly installments over the 24 month period following the terminating event, plus (ii) any accrued but unpaid compensation and accrued but unpaid paid time off (PTO), payable in a lump sum no later than 10 days following the executive’s date of termination. In addition, the employers will maintain the executive’s group medical and life insurance coverage in effect for 24 months following the date of termination, at their sole expense, or if providing either of such coverages on a pre-tax basis would result in an excise tax or penalties to the employers, the employer would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits. For purposes of the change in control agreement, “good reason” would include any of the following events: (i) a material diminution, not consented to by the executive, in the executive’s responsibilities, authorities or duties from those in effect immediately prior to a change in control; (ii) a material reduction in the executive’s base salary as in effect on the date of the agreement, or as may be increased from time to time (except to the extent of an across-the-board reduction similarly affecting all or substantially all management employees); (iii) the relocation of the office in which executive is principally employed by more than 35 miles from its location immediately prior to the change in control or the requirement that the executive be based at a location more than 35 miles from his then current office except for required business travel to an extent substantially consistent with obligations immediately prior to the change in control, or (vi) a material breach of the change in control agreement by the employers. In the event the executive has good reason to terminate, he must give notice of his resignation for good reason within 90 days of the initial event that giving rise to the right to terminate and Blue Hills Bank, or its successor, and Blue Hills Bank, or its successor, will have 30 days to cure the good reason, provided that such 30-day period may be waived by Blue Hills Bank, or its successor.

In the event Mr. O’Leary’s or Mr. Kivlehan’s termination occurs following a change in control under circumstances that would entitle either executive to a benefit under the change in control agreement, such executive would be entitled to a cash severance payment of approximately $707,500 for Mr. O’Leary or $646,688 for Mr. Kivlehan if such termination were to occur in December 2014 (Mr. Kivlehan’s incentive compensation received for 2013 was annualized for purposes of this calculation). Notwithstanding anything to the contrary, the change in control agreement provides that the employers will not be required to pay a payment or benefit under the change in control agreement or otherwise, that, in the reasonable estimation of the an independent certified public account would not be deductible, in whole or in part, as a result of Section 280G of the Internal Revenue Code. In such event, the payment or benefits under the change in control agreement would be reduced, to the extent necessary to avoid this result. In addition, if necessary to avoid excise taxes under Section 409A of the Internal Revenue Code, and only to such extent, a cash severance payment may be delayed and paid on the earlier of (a) six months and one day after the executive’s separation from service or (b) executive’s death. In such event, the first payment shall include a catch-up payment covering amounts that would have been paid during the delay and shall earn interest at an annual rate equal to the applicable federal short-term rate published by the Internal Revenue Service.

In March 2015, the Two Year Change in Control Agreement for James E. Kivlehan was amended and restated as a Two Year Severance and Change in Control Agreement. Under the revised agreement, in addition to a payment on termination in connection with or following a Change in Control under the above circumstances, Mr. Kivlehan is also entitled to a cash severance payment in the event of his involuntary termination (other than for cause, or due to his death or disability) by the employers or in the event of his termination for “good reason,” as defined above, without regard to whether a change in control has occurred. The cash severance payment to which he will be entitled in the event of such an involuntary termination or termination for “good reason” occurring prior to a change in control will be equal to two times his annual base salary and continued group medical and life insurance coverage for 24 months following the date of termination.

Short-Term Incentive Plan. Blue Hills Bank maintains an annual incentive compensation plan for the benefit of its officers and employees, including its named executive officers. Under the incentive compensation plan, the named executive officers can achieve a bonus based on a percentage of salary, depending on whether the performance goals are achieved at a threshold, target or maximum level. In addition, an employee is expected to achieve goals that are weighted between bank-level goals and individual goals. For the plan to be funded, a minimum level of profitability is required. For 2014, the potential bonus and weighting of goals is set forth in the following chart:

	Bonus as a % of Salary			Goal Weighting
Position	Threshold	Target	Maximum	Bank	Dept./Individual
President/CEO	20%	40%	60%	100%	−
EVPs	15%	30%	45%	75%	25%
For the 2014 calendar year, the bank-level performance goals included return on average assets, loan and deposit growth and non-performing assets. Individual goals, to the extent required, varied by individual. For the 2014 calendar year, the named executive officers achieved their goals and received short term incentive compensation ranging between 45% and 60% of base salary. In addition, in consideration of the extra efforts that the named executive officers undertook in the conversion of Hyde Park Bancorp, MHC and Hyde Park Bancorp, Inc. to a fully converted corporation as Blue Hills Bancorp and initial public offering of the shares of Blue Hills Bancorp, the board of directors chose to increase the bonuses under the annual incentive compensation plan. The additional bonus paid above the amount earned under the short-term incentive plan is reflected in the "Bonus" column of the Summary Compensation Table above.
Long-Term Incentive Plan. Until its termination in December 2013, Blue Hills Bank maintained the Blue Hills Bank Phantom Stock Plan, which was a long-term incentive compensation plan intended to provide incentive awards to employees in order to support Blue Hills Bank’s organizational objectives and financial goals. The plan was intended to award a select group of management employees for their contributions to the continued success of Blue Hills Bank. Eligible employees were determined by the Chief Executive Officer (CEO) and the Compensation Committee of Blue Hills Bank. The awards were calculated based on the achievement of bank-wide, department and individual goals, as set forth in the award documents entered into with the participating executives. The distribution of the accrued awards under the Phantom Stock Plan was made by December 31, 2013 and the award for 2013 was distributed in 2014, within the first two and one-half months of the end of 2013, after the award amount per participant was determined.
Supplemental Executive Retirement Plan. Blue Hills Bank previously adopted a Supplemental Executive Retirement Plan for certain officers, including Messrs. Parent, O’Leary and Kivlehan. Under the Supplemental Executive Retirement Plan, Blue Hills Bank contributed a fixed dollar amount each year to a participant’s account. In connection with Blue Hills Bancorp’s stock offering, the Supplemental Executive Retirement Plan was terminated in December 2013, and the account balances thereunder are required to be distributed no later than December 17, 2015, in order to comply with Section 409A of the Internal Revenue Code. The Supplemental Executive Retirement Plan was amended prior to the plan’s termination, to permit participants to invest their account balance in additional investment alternatives selected by the plan administrator, including Blue Hills Bancorp common stock. A participant’s election to invest in Blue Hills Bancorp common stock is irrevocable until the participant’s account balance is distributed. The portion of the participant’s account that is invested in Blue Hills Bancorp common stock will be distributed in such common stock.
Pension Plan. Blue Hills Bank maintains the Savings Banks Employees Retirement Association (“SBERA”) Pension Plan, a qualified noncontributory defined benefit plan (the “pension plan”) for employees. In October 2014, the pension plan was frozen as to all future accruals. Prior to the freeze, annual contributions to the Plan were made in order to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). A participant is 100% vested in his or her accrued benefit under the plan after three years of service with Blue Hills Bank. Prior to the freeze of the pension plan, the basic normal retirement benefit was calculated by multiplying the participant’s average of his highest three consecutive years of service by 1.25% for each year of credited service, up to a maximum of 25 years. Additionally, the participant’s compensation in excess of the covered compensation level (as defined in the Plan) was multiplied by 0.6% and accrued for a period of 25 years.
Upon attainment of normal retirement age (age 65) or upon termination after early retirement age (age 62), a participant who is not married and has accrued benefits in excess of $5,000 will receive a life annuity for the participant’s life, unless the participant elects another form of payment. If the participant is married and the present lump sum value of his accrued benefit exceeds $5,000, the normal form of payment will be a joint and survivor annuity, with a percentage of the participant’s benefit continuing to the participant’s spouse upon the participant’s death. In the even the participant’s vested account balance is $1,000 or less, the participant will receive a cash distribution as soon as practicable. A participant’s accrued benefit is also fully vested upon the participant’s death. In the event of a participant’s death while the participant is still employed by Blue Hills Bank or dies after he retires or terminates employment but before benefit payments start, the surviving spouse will be entitled to a life annuity based on the value of the participant’s vested accrued benefit.

Directors’ Compensation
The following table sets forth for the year ended December 31, 2014 certain information as to the total remuneration paid to directors other than Mr. Parent, who receives no compensation for being a director.

Director Compensation Table for the Year Ended December 31, 2014
Fees earned or paid in cash ($)
Name
David Houston	67,720
George Clancy	53,720
Ken D’Amato(1)	39,720
Brian Leary	44,220
Peter Manning	56,610
Karen O’Connell(2)	33,110
Ron Perry	48,220
David Powers	33,220
Jan Shields	45,970
Scott Smith	51,220
Thomas Menino(3)	11,610
Total	485,340
________________________

(1)	Mr. D’Amato resigned as a director in January 2015.

(2)	Ms. O’Connell died February 26, 2015

(3)	Mr. Menino died October 30, 2014.

Each of the individuals who serves as a director of Blue Hills Bancorp serves as a director of Blue Hills Bank and earns director fees in that capacity, with the exception of Mr. Parent, who receives no compensation for being a director. The Chairman of the Board receives a $30,000 annual retainer, paid quarterly and $1,000 per meeting attended. All other directors of Blue Hills Bank receive a $15,000 annual retainer, paid quarterly and $1,000 per meeting attended. Each director serving on a board of directors’ committee is paid a fee of $1,000 per meeting attended. The Chairman of each committee receives an additional $5,000 annual retainer paid quarterly. For the year ended December 31, 2014, Blue Hills Bank paid a total of $485,340 in director fees.
Supplemental Director Retirement Plan. Blue Hills Bank previously adopted a Supplemental Director Retirement Plan for all non-employee directors of Blue Hills Bank who join the plan by executing a participation agreement. Under the Supplemental Director Retirement Plan, Blue Hills Bank contributed $10,000 each year to a director’s account. In connection with Blue Hills Bancorp’s stock offering, the Supplemental Director Retirement Plan was terminated in December 2013, and the account balances thereunder are required to be distributed no later than December 17, 2015, in order to comply with Section 409A of the Internal Revenue Code. The Supplemental Director Retirement Plan was amended prior to the plan’s termination, to permit participants to invest their account balance in additional investment alternatives selected by the plan administrator, including in Blue Hills Bancorp common stock. A participant’s election to invest in Blue Hills Bancorp common stock is irrevocable until the participant’s account balance is distributed. The portion of the participant’s account that is invested in Blue Hills Bancorp common stock will be distributed in such common stock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners
(a)Securities Authorized for Issuance Under Stock-Based Compensation Plans.    At December 31, 2014, there were no shares of any class of Blue Hills Bancorp, Inc. securities authorized for issuance under an equity compensation plan.

(b)Security Ownership of Management and Certain Beneficial Owners.    Persons and groups who beneficially own in excess of 5% of the shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership. The following table sets forth, as of December 31, 2014, the shares of common stock beneficially owned by our directors and executive officers, individually and as a group, and by each person who was known to us as the beneficial owner of more than 5% of the outstanding shares of common stock. The mailing address for each of our directors and executive officers is 320 Norwood Park South, Norwood, Massachusetts.

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1), (2)		Percent of Shares of Common Stock Outstanding

Five Percent Stockholders
Wellington Management Group LLP c/o Wellington Management Company LLP 280 Congress Street Boston, MA 02210	2,817,214		9.9%
Blue Hills Bank Employee Stock Ownership Plan and Trust 1196 River Street Hyde Park, MA 02136	2,277,345		8.0%

Directors
William M. Parent, Chief Executive Officer, President and Director	81,230	(3)	*
David J. Houston, Jr., Chairman	53,645	(4)	*
George E. Clancy	10,109	(5)	*
Brian G. Leary	12,571	(6)	*
Peter J. Manning	23,057	(7)	*
Karen B. O’Connell	15,113	(8)	*
Ronald K. Perry	29,286	(9)	*
David A. Powers	29,613	(10)	*
Janice L. Shields	4,193	(11)	*
Scott Smith	2,609	(12)	*

Executive Officers
James E. Kivlehan, Executive Vice President and Chief Financial Officer	43,818	(13)	*
Thomas E. O’Leary, Executive Vice President of Commercial Banking	44,860	(14)	*
Thomas R. Sommerfield, Senior Vice President, Chief Risk Officer	73,775	(15)	*

All directors and executive officers as a group (13 persons)			1.5%

*	Less than 1%.

(1)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he has shared voting or investment power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” is the power to dispose or direct the disposition of shares, and includes all shares held directly as well as by spouses and minor children, in trust and other indirect ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power.

(2)	None of the shares held in our employee stock ownership plan have been allocated to participant accounts.

(3)	Includes 41,000 shares held in SERP Rabbi Trust, 28,000 shares held in family trust, 8,580 shares held in 401k, and 3,650 shares held in an IRA.

(4)	Includes 44,532 shares held in an IRA, 5,000 shares held in a spouse's IRA, 2,613 shares held in SERP Rabbi Trust and 1,000 shares held in a business partnership.

(5)	Includes 7,500 shares held in a spouse's IRA and 2,609 shares held in SERP Rabbi Trust.

(6)	Includes 10,896 shares held in an IRA and 1,675 shares held in SERP Rabbi Trust.

(7)	Includes 20,851 shares held in an IRA and 2,206 shares held in SERP Rabbi Trust.

(8)	Includes 2,613 shares held in SERP Rabbi Trust.

(9)	Includes 13,035 shares held in an IRA and 1,651 shares held in SERP Rabbi Trust.

(10)	Includes 2,613 shares held in SERP Rabbi Trust.

(11)    Includes 2,202 shares held in SERP Rabbi Trust.

(12)    Includes 2,609 shares held in SERP Rabbi Trust.

(13)    Includes 39,725 shares held in a 401k and 4,093 shares held in SERP Rabbi Trust.

(14)    Includes 25,000 shares held in an IRA, 12,615 shares held in SERP Rabbi Trust and 7,245 shares held in a 401k.

(15)    Includes 16,000 shares held by children, 12,713 shares held in SERP Rabbi Trust and 45,062 shares held in a 401k.

(c)Changes in Control.    Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions With Certain Related Persons

The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Blue Hills Bank to our executive officers and directors in compliance with federal banking regulations. At December 31, 2014, none of the directors or executive officers of the Bank or Blue Hills Bancorp had a loan outstanding with the Bank.

The Bank has made loans to immediate family members of directors and executive officers of Blue Hills Bancorp. These loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than the normal risk of collectability or present other unfavorable features.

Board Independence
The board of directors has affirmatively determined that each of our directors, with the exception of Mr. Parent, is “independent” as defined in the rules of the Nasdaq Stock Market. Mr. Parent is not independent because he is an executive officer of Blue Hills Bank.
In determining the independence of our directors, the board of directors considered relationships between Blue Hills Bancorp, Inc. and our directors that are not required to be reported under “-Transactions With Certain Related Persons,” above.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
The following table sets forth the fees billed to the Company for the fiscal years ending December 31, 2014 and 2013 by Wolf & Company, P.C.

	2014	2013
Audit fees	$384,400	$150,575
Audit-Related fees	—	—
All other fees	94,649	86,267

Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $384,400 and $150,575 during the years ended December 31, 2014 and 2013, respectively. .
All Other Fees. The other fees billed to us were $94,649 and $86,267 during the years ended December 31, 2014 and 2013, respectively, for pension and 401(k) plan procedures, regulatory compliance services, information technology reviews and WOLFPAC risk assessment modules.

Pre-Approval of Services by the Independent Registered Public Accounting Firm
The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In accordance with its charter, the Audit Committee approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm. Such approval process ensures that the external auditor does not provide any non-audit services to the Company that are prohibited by law or regulation.
In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2014, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2014 and 2013

(C)	Consolidated Statements of Operations for the Years ended December 31, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2014, 2013 and 2012

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows for the Years ended December 31, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits

3.1	Articles of Incorporation of Blue Hills Bancorp, Inc.*
3.2	Bylaws of Blue Hills Bancorp, Inc.*
4	Form of Common Stock Certificate of Blue Hills Bancorp, Inc.*
10.1	Amended and Restated Employment Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills Bank and William M. Parent*+
10.2	Form of Two-Year Change in Control Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills and certain executive officers*+
10.3	Amended and Restated Blue Hills Bank Supplemental Executive Retirement Plan*+
10.4	Amended and Restated Blue Hills Bank Director Supplemental Executive Retirement Plan*+
10.5	Blue Hills Bank Phantom Stock Plan*+
10.6	Blue Hills Bank Amendment One to the Phantom Stock Plan*+
10.7	Form of Blue Hills Bank Employee Stock Ownership Plan*+
10.8	Severance and Change in Control Agreement with James E. Kivlehan. +
21	Subsidiaries of Registrant*
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements for the year ended December 31, 2014, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Blue Hills Bancorp, Inc. (File No. 333-194486), originally filed with the Securities and Exchange Commission on March 11, 2014.
+ Compensatory arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC. (Registrant)

Date: March 26, 2015	By:
William M. Parent President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

William M. Parent	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015

James E. Kivlehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2015

David J. Houston, Jr.	Chairman of the Board	March 26, 2015

George E. Clancy	Director	March 26, 2015

Brian G. Leary	Director	March 26, 2015

Peter J. Manning	Director	March 26, 2015

Ronald K. Perry	Director	March 26, 2015

David Powers	Director	March 26, 2015

Janice L. Shields	Director	March 26, 2015

Scott Smith	Director	March 26, 2015