Form 10-Q
period 2015-03-31
Blue Hills Bancorp, Inc.
filed 2015-05-08
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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
YES [   ]     NO [X]
As of May 8, 2015, there were 28,466,813 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014	2
	Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014	3
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.
	Controls and Procedures	39

	Part II. Other Information
Item 1.
	Legal Proceedings	39
Item 1A.
	Risk Factors	39
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3.
	Defaults upon Senior Securities	40
Item 4.
	Mine Safety Disclosures	40
Item 5.
	Other Information	40
Item 6.
	Exhibits	40

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2015	December 31, 2014
Assets	(In thousands)
Cash and due from banks	$10,045	$15,345
Short-term investments	26,966	44,801
Total cash and cash equivalents	37,011	60,146
Securities available for sale, at fair value	429,551	416,447
Federal Home Loan Bank stock, at cost	11,702	11,702
Loans held for sale	17,681	14,591
Loans, net of allowance for loan losses of $13,238 at March 31, 2015 and $12,973 at December 31, 2014	1,165,767	1,132,914
Premises and equipment, net	18,869	18,788
Accrued interest receivable	4,793	4,433
Goodwill	9,160	9,160
Core deposit intangible	3,795	4,232
Net deferred tax asset	5,172	6,233
Bank-owned life insurance	30,848	30,595
Other assets	23,535	18,907
	$1,757,884	$1,728,148
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$126,138	$123,392
Interest bearing	1,095,072	1,089,324
Total deposits	1,221,210	1,212,716
Short-term borrowings	70,000	40,000
Long-term debt	35,000	35,000
Accrued expenses and other liabilities	16,730	28,826
Total liabilities	1,342,940	1,316,542
Commitments and contingencies
Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock, $0.01 par value, (100,000,000 shares authorized; 28,466,813 issued and outstanding)	285	285
Additional paid-in capital	281,094	281,035
Unearned compensation-ESOP	(21,825)	(22,014)
Retained earnings	151,029	149,723
Accumulated other comprehensive income	4,361	2,577
Total stockholders' equity	414,944	411,606
	$1,757,884	$1,728,148
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$10,427	$8,051
Interest on securities	2,136	1,937
Dividends	100	166
Other	19	15
Total interest and dividend income	12,682	10,169
Interest expense:
Interest on deposits	1,763	1,351
Interest on borrowings	254	304
Total interest expense	2,017	1,655
Net interest and dividend income	10,665	8,514
Provision for loan losses	279	714
Net interest income, after provision for loan losses	10,386	7,800
Noninterest income:
Deposit account fees	333	291
Interchange and ATM fees	326	285
Mortgage banking	101	68
Loan level derivative income	4	150
Gains on sales of securities available for sale, net	1,318	541
Gains on trading assets, net	—	25
Bank-owned life insurance income	253	249
Miscellaneous	(151)	20
Total noninterest income	2,184	1,629
Noninterest expense:
Salaries and employee benefits	5,489	5,129
Occupancy and equipment	1,498	1,601
Data processing	819	605
Professional fees	632	1,159
Advertising	500	301
FDIC deposit insurance	292	178
Directors’ fees	124	150
Amortization of core deposit intangible	437	353
Other general and administrative	835	780
Total noninterest expense	10,626	10,256
Income (loss) before income taxes	1,944	(827)
Provision (benefit) for income taxes	638	(428)
Net income (loss)	$1,306	$(399)

Earnings per common share:
Basic	$0.05	n/a
Diluted	$0.05	n/a
Weighted average shares outstanding:
Basic	26,274,738	n/a
Diluted	26,274,738	n/a
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income (loss)	$1,306	$(399)
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains	4,162	4,173
Reclassification adjustment for net gains realized in net income (1)	(1,318)	(541)
Net change in unrealized gains	2,844	3,632
Tax effect	(1,060)	(1,398)
Net-of-tax amount	1,784	2,234
Other comprehensive income	1,784	2,234
Comprehensive income	$3,090	$1,835
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net, in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustments for the three months ended March 31, 2015 and 2014 was $461,000 and $199,000, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2015 and 2014 (unaudited)

	SBLF Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except share data)		Shares	Amount

Balance at December 31, 2013	$18,724	—	$—	$—	$—	$150,345	$2,465	$171,534
Comprehensive income (loss)	—	—	—	—	—	(399)	2,234	1,835
Preferred stock dividends declared	—	—	—	—	—	(204)	—	(204)
Balance at March 31, 2014	$18,724	—	$—	$—	$—	$149,742	$4,699	$173,165

Balance at December 31, 2014	$—	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income	—	—	—	—	—	1,306	1,784	3,090
ESOP shares committed to be released	—	—	—	59	189	—	—	248
Balance at March 31, 2015	$—	28,466,813	$285	$281,094	$(21,825)	$151,029	$4,361	$414,944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$1,306	$(399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	279	714
Net amortization of securities available for sale	959	486
Gains on sales of securities available for sale, net	(1,318)	(541)
Proceeds from sale of loans	7,192	2,236
Loans originated for sale	(5,795)	(1,424)
Gains on sale of loans, net	(115)	(47)
Loss on sale of jumbo residential portfolio loans	22	—
Net amortization of deferred loan origination costs and discounts	(97)	7
Depreciation and amortization	430	306
Amortization of core deposit intangible	437	353
Bank-owned life insurance income	(253)	(249)
ESOP expense	248	—
Net change in:
Trading assets	—	750
Accrued interest receivable	(360)	688
Other assets	(4,628)	(1,870)
Accrued expenses and other liabilities	(12,096)	1,235
Net cash provided by (used in) operating activities	(13,789)	2,245
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(90,303)	(61,575)
Sales	68,042	48,573
Maturities/calls	5,100	6,474
Principal paydowns	7,261	6,560
Loan originations and purchases net of paydowns	(43,002)	(52,873)
Proceeds from jumbo residential portfolio loan sale	5,573	—
Net purchases of premises and equipment	(511)	(347)
Purchases of FHLBB stock	—	(480)
Cash provided by business combination, net of purchase price	—	151,587
Net cash provided by (used in) investing activities	(47,840)	97,919

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Three Months Ended
	March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	7,669	(2,145)
Net change in brokered deposits	825	(70,918)
Net change in short-term borrowings	30,000	(20,000)
Preferred stock dividends paid	—	(204)
Net cash provided by (used in) financing activities	38,494	(93,267)
Net change in cash and cash equivalents	(23,135)	6,897
Cash and cash equivalents at beginning of year	60,146	40,316
Cash and cash equivalents at end of year	$37,011	$47,213
Supplementary information:
Interest paid	$2,025	$1,652
Income taxes paid, net of refunds	1,340	82
Preferred stock dividends declared	—	204
Fair value of non-cash assets acquired	—	123,755
Fair value of liabilities assumed	—	275,342
Portfolio loans transferred to loans held for sale designation	4,372	—
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

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
Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity, and its wholly-owned subsidiaries, HP Security Corporation, which is a Massachusetts security corporation, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2014, included in the Company's annual report on Form 10-K.
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the realizability of deferred tax assets.

Reclassification

Certain amounts in the December 31, 2014 consolidated financial statements have been reclassified to conform to the current presentation.

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
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. For portfolios for which the Company had no prior loss experience, the national and state peer group losses for relevant portfolios generally over the years 2006-2014 were used. Charge-off factors are updated at least annually and management assesses them quantitatively on a quarterly basis. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
General component
The general component of the allowance for loan losses is based on extrapolated historical loss experience for periods ranging from 2006-2014, adjusted for qualitative and environmental factors including levels/trends in delinquencies; trends in volumes and terms of loans; effects of changes in risk selection and underwriting standards and other changes in lending policies, procedures and practices; experience/ability/depth of lending management and staff; and national and local economic trends and conditions.
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
Allocated component
The allocated component relates to loans that are on the watch list (partially charged-off, non-accruing loans and accruing adversely-rated loans) and are considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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

NOTE 2 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Debt securities:
U.S. Treasury	$598	$70	$—	$668
Government-sponsored enterprises	26,164	223	—	26,387
Government-sponsored mortgage-backed and collateralized mortgage obligations	154,342	1,623	(44)	155,921
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	17,532	28	(105)	17,455
SBA asset-backed securities	11,565	118	(9)	11,674
Other asset-backed securities	10,568	13	(49)	10,532
Total other mortgage- and asset-backed securities	39,665	159	(163)	39,661
State and political subdivisions	16,258	518	(1)	16,775
Financial services:
Banks	19,446	534	—	19,980
Diversified financials	23,913	654	(5)	24,562
Insurance and REITs	15,932	197	(20)	16,109
Total financial services	59,291	1,385	(25)	60,651
Other corporate:
Industrials	48,427	1,025	(36)	49,416
Utilities	31,525	580	(69)	32,036
Total other corporate	79,952	1,605	(105)	81,452
Total debt securities	376,270	5,583	(338)	381,515

Marketable equity securities:
Mutual funds:
Global equity	5,000	754	—	5,754
Domestic community	3,216	112	(3)	3,325
Global asset allocation	36,956	2,019	(18)	38,957
Total marketable equity securities	45,172	2,885	(21)	48,036
Total securities available for sale	$421,442	$8,468	$(359)	$429,551

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
U.S. Treasury	$13,037	$182	$—	$13,219
Government-sponsored enterprises	26,335	131	(29)	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	756	(294)	160,553
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	22,100	30	(201)	21,929
SBA asset-backed securities	27,765	308	(27)	28,046
Other asset-backed securities	16,235	—	(43)	16,192
Total other mortgage- and asset-backed securities	66,100	338	(271)	66,167
State and political subdivisions	15,619	567	(3)	16,183
Financial services:
Banks	12,364	531	(6)	12,889
Diversified financials	15,796	354	(18)	16,132
Insurance and REITs	9,387	138	(9)	9,516
Total financial services	37,547	1,023	(33)	38,537
Other corporate:
Industrials	34,408	681	(54)	35,035
Utilities	16,873	265	(120)	17,018
Total other corporate	51,281	946	(174)	52,053
Total debt securities	370,010	3,943	(804)	373,149

Marketable equity securities:
Mutual funds:
Global equity	5,000	623	—	5,623
Domestic community	3,216	86	(5)	3,297
Global asset allocation	32,956	1,498	(76)	34,378
Total marketable equity securities	41,172	2,207	(81)	43,298
Total securities available for sale	$411,182	$6,150	$(885)	$416,447

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2015 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$792	$794
After 1 year through 5 years	93,391	94,898
After 5 years through 10 years	77,696	79,338
After 10 years	10,384	10,903
	182,263	185,933
Mortgage- and asset-backed securities and collateralized mortgage obligations	194,007	195,582
	$376,270	$381,515
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

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
March 31, 2015
Debt securities:
Government-sponsored mortgage-backed and collateralized mortgage obligations	$(37)	$12,463	$(7)	$239
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(30)	6,477	(75)	7,872
SBA asset-backed securities	(9)	5,387	—	—
Other asset-backed securities	(49)	5,931	—	—
Total other mortgage- and asset-backed securities	(88)	17,795	(75)	7,872
State and political subdivisions	(1)	990	—	—
Financial services:
Diversified financials	(5)	659	—	—
Insurance and REITs	(20)	1,051	—	—
Total financial services	(25)	1,710	—	—
Other corporate:
Industrials	(36)	4,975	—	—
Utilities	(69)	5,273	—	—
Total other corporate	(105)	10,248	—	—
Total debt securities	(256)	43,206	(82)	8,111
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(3)	463
Global asset allocation	(18)	3,982	—	—
Total marketable equity securities	(18)	3,982	(3)	463
Total temporarily impaired securities	$(274)	$47,188	$(85)	$8,574

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Government-sponsored enterprises	$(12)	$5,932	$(17)	$1,080
Government-sponsored mortgage-backed and collateralized mortgage obligations	(190)	93,364	(104)	8,425
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(69)	9,412	(132)	8,759
SBA asset-backed securities	(27)	5,529	—	—
Other asset-backed securities	(43)	16,192	—	—
Total other mortgage- and asset-backed securities	(139)	31,133	(132)	8,759
State and political subdivisions	(3)	1,955		—
Financial services:
Banks	(6)	2,907	—	—
Diversified financials	(18)	7,676	—	—
Insurance and REITs	(9)	4,177	—	—
Total financial services	(33)	14,760	—	—
Other corporate:
Industrials	(54)	9,575	—	—
Utilities	(120)	7,291	—	—
Total other corporate	(174)	16,866	—	—
Total debt securities	(551)	164,010	(253)	18,264
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	462
Diversified bonds	(76)	7,057	—	—
Total marketable equity securities	(76)	7,057	(5)	462
Total temporarily impaired securities	$(627)	$171,067	$(258)	$18,726
At March 31, 2015, multiple debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by U.S. Government sponsored enterprises. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015.

At March 31, 2015, the Company had two mutual funds with an unrealized loss of $21,000, or less than 1% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSS
A summary of the balances of loans follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Real estate:
1-4 family residential	$461,903	$460,273
Home equity	63,445	61,750
Commercial real estate	408,003	387,807
Construction	59,854	53,606
	993,205	963,436
Commercial business	154,647	151,823
Consumer	31,999	31,778
Total loans	1,179,851	1,147,037
Allowance for loan losses	(13,238)	(12,973)
Discount and fair value adjustments on purchased loans	(3,614)	(3,850)
Deferred loan costs and fees, net	2,768	2,700
Loans, net	$1,165,767	$1,132,914

Activity in the allowance for loan losses for the three months months ended March 31, 2015 and 2014 and allocation of the allowance to loan segments as of March 31, 2015 and December 31, 2014 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	(7)	40	171	120	(78)	25	8	279
Loans charged-off	—	—	—	—	—	(14)	—	(14)
Recoveries	—	—	—	—	—	—	—	—
Allowance at March 31, 2015	$3,215	$380	$3,722	$1,176	$3,332	$747	$666	$13,238

Three Months Ended March 31, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	70	21	320	111	173	49	(30)	714
Loans charged-off	(18)	—	—	—	—	(21)	—	(39)
Recoveries	—	—	—	—	—	—	—	—
Allowance at March 31, 2014	$2,887	$268	$2,928	$414	$2,589	$602	$658	$10,346

Additional information pertaining to the allowance for loan losses at March 31, 2015 and December 31, 2014 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
March 31, 2015
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,215	380	3,722	1,176	3,332	747	666	13,238
Total allowance for loan losses	$3,215	$380	$3,722	$1,176	$3,332	$747	$666	$13,238
Impaired loans	$4,694	$578	$—	$—	$—	$30	$—	$5,302
Non-impaired loans	457,209	62,867	408,003	59,854	154,647	31,969	—	1,174,549
Total loans	$461,903	$63,445	$408,003	$59,854	$154,647	$31,999	$—	$1,179,851
December 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,222	340	3,551	1,056	3,410	736	658	12,973
Total allowance for loan losses	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Impaired loans	$4,419	$578	—	$—	$—	$27	$—	$5,024
Non-impaired loans	455,854	61,172	387,807	53,606	151,823	31,751	—	1,142,013
Total loans	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$—	$1,147,037

The following is a summary of past due and non-accrual loans, by loan class, at March 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2015
Real estate:
1-4 family residential	$1,131	$464	$774	$2,369	$4,158
Home equity	1,967	18	480	2,465	578
Consumer	518	15	10	543	30
Total	$3,616	$497	$1,264	$5,377	$4,766

December 31, 2014
Real estate:
1-4 family residential	$3,137	$522	$1,370	$5,029	$3,876
Home equity	680	—	475	1,155	578
Consumer	217	—	5	222	$27
Total	$3,817	$522	$1,845	$6,184	$4,481
There were no loans past due 90 days or more and still accruing interest at March 31, 2015 and December 31, 2014.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2015	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,694	$5,487	$—
Home equity	578	804	—
Consumer	30	30	—
Total	$5,302	$6,321	$—

December 31, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,419	$5,211	$—
Home equity	578	804
Consumer loans	27	25	—
Total	$5,024	$6,040	$—

The following tables set forth information regarding average balances and interest income recognized (all on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2015	(In thousands)
Real estate:
1-4 family residential	$4,557	$67
Home equity	578	6
Consumer	28	—
Total	$5,163	$73

Three Months Ended March 31, 2014
Real estate:
1-4 family residential	$3,250	$34
Home Equity	297	4
Commercial business	277	4
Consumer	5	—
Total	$3,829	$42
No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings entered into during the three months ended March 31, 2015 are as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
1-4 family residential	2	$469	$490
During the three months ended March 31, 2015, two residential real estate loans were modified to capitalize past due interest.
There were no troubled debt restructurings recorded during the three months ended March 31, 2014 and there were no troubled debt restructurings that defaulted during the three months ended March 31, 2015 and 2014, for which default was within one year of the restructure date.
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

The following tables present the Company’s loans by risk rating at March 31, 2015 and December 31, 2014:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
March 31, 2015
Loans rated 1 - 6	$3,361	$471	$407,394	$59,854	$154,503	$5	$625,588
Loans rated 7	3,077	850	609	—	144	—	4,680
Loans rated 8	1,442	—	—	—	—	30	1,472
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	453,314	62,124	—	—	—	31,964	547,402
	$461,903	$63,445	$408,003	$59,854	$154,647	$31,999	$1,179,851
December 31, 2014
Loans rated 1 - 6	$3,381	$473	$387,651	$53,606	$150,960	$5	$596,076
Loans rated 7	3,095	852	156	—	863	—	4,966
Loans rated 8	1,331	—	—	—	—	31	1,362
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	451,757	60,425	—	—	—	31,742	543,924
	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$1,147,037

NOTE 4 - INTEREST RATE SWAP AGREEMENTS
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

The Company did not have derivative fair value hedges or derivative cash flow hedges at March 31, 2015 and December 31, 2014. The table below presents information about derivative financial instruments not designated as hedging instruments at March 31, 2015 and December 31, 2014.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
March 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$197,818	$7,275	$197,818	$7,806
Other contracts	8,537	11	8,252	103
Total derivatives	$206,355	$7,286	$206,070	$7,909
December 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$202,970	$5,446	$202,970	$5,759
Other contracts	8,616	8	8,287	83
Total derivatives	$211,586	$5,454	$211,257	$5,842

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

NOTE 5 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
NOW and demand	$256,746	$245,117
Regular savings	301,932	303,834
Money market deposits	269,164	280,139
Brokered money market	23,991	23,166
Total non-certificate accounts	851,833	852,256

Term certificates of $100,000 or more	150,668	142,569
Term certificates less than $100,000	160,004	159,186
Brokered certificates of deposit	58,705	58,705
Total certificate accounts	369,377	360,460
Total deposits	$1,221,210	$1,212,716

At March 31, 2015, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$187,831	0.57%
1-2 years	64,608	1.27
2-3 years	49,097	1.27
3-4 years	8,995	1.22
4 years and beyond	58,846	1.99
	$369,377	1.03%

NOTE 6 - FAIR VALUE MEASURMENTS
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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2015 and December 31, 2014, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2015
Assets
Securities available for sale:
Debt securities	$668	$380,847	$—	$381,515
Marketable equity securities	48,036	—	—	48,036
Derivative assets	—	7,286	—	7,286
Total assets	$48,704	$388,133	$—	$436,837
Liabilities
Derivative liabilities	$—	$7,909	$—	$7,909

December 31, 2014
Assets
Securities available for sale:
Debt securities	13,219	359,930	—	373,149
Marketable equity securities	43,298	—	—	43,298
Derivative assets	—	5,454	—	5,454
Total assets	$56,517	$365,384	$—	$421,901
Liabilities
Derivative liabilities	$—	$5,842	$—	$5,842

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At March 31, 2015, there are no assets measured at fair value on a non-recurring basis. There are no liabilities measured at fair value on a non-recurring basis. The following tables summarize losses and fair value hierarchy applicable to assets measured at fair value on a non-recurring basis:

	At December 31, 2014			Three Months Ended March 31, 2014
	Level 1	Level 2	Level 3	Total Losses
	(In thousands)
Impaired loans	$—	$—	$120	$18

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2015
Financial assets:
Cash and cash equivalents	$37,011	$37,011	$—	$—	$37,011
Securities available for sale	429,551	48,704	380,847	—	429,551
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,183,448	—	—	1,168,563	1,168,563
Accrued interest receivable	4,793	—	—	4,793	4,793
Financial liabilities:
Deposits	1,221,210	—	—	1,222,086	1,222,086
Borrowings	105,000	—	106,155	—	106,155
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	7,286	—	7,286	—	7,286
Liabilities	7,909	—	7,909	—	7,909

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$60,146	$60,146	$—	$—	$60,146
Securities available for sale	416,447	56,517	359,930	—	416,447
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,147,505	—	—	1,132,024	1,132,024
Accrued interest receivable	4,433	—	—	4,433	4,433
Financial liabilities:
Deposits	1,212,716	—	—	1,214,251	1,214,251
Borrowings	75,000	—	76,074	—	76,074
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	5,454	—	5,454	—	5,454
Liabilities	5,842	—	5,842	—	5,842

NOTE 7 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

Changes in accumulated other comprehensive income, by component, follows:

	Three Months ended March 31, 2015
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2014	$3,392	$(815)	$2,577
Other comprehensive income before reclassification	4,162	—	4,162
Amounts reclassified	(1,318)	—	(1,318)
Tax effects	(1,060)	—	(1,060)
Net current-period other comprehensive income	1,784	—	1,784
Balance at March 31, 2015	$5,176	$(815)	$4,361

	Three Months ended March 31, 2014
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2013	$1,983	$482	$2,465
Other comprehensive income before reclassification	4,173	—	4,173
Amounts reclassified	(541)	—	(541)
Tax effects	(1,398)	—	(1,398)
Net current-period other comprehensive income	2,234	—	2,234
Balance at March 31, 2014	$4,217	$482	$4,699

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Securities available for sale:
Net unrealized gain	$8,109	$5,265
Tax effect	(2,933)	(1,873)
Net-of-tax amount	5,176	3,392
Defined benefit pension plan:
Unrecognized net actuarial loss	(1,358)	(1,358)
Tax effect	543	543
Net-of-tax amount	(815)	(815)
	$4,361	$2,577

NOTE 8- STOCKHOLDERS' EQUITY
Minimum regulatory capital requirements
The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.
Quantitative measures established by regulation to ensure capital adequacy require minimum ratios of Tier 1 capital to average assets (Leverage Ratio) and common equity Tier 1, Tier 1 and Total capital to risk-weighted assets. These capital guidelines assign risk weights to on- and off-balance sheet items in arriving at total risk-weighted assets. Minimum capital levels are based upon the perceived risk of various asset categories and certain off-balance sheet instruments.
In July 2013, federal banking regulators approved final rules that implement changes to the regulatory capital framework for U.S. banks. The rules set minimum requirements for both the quantity and quality of capital held by community banking institutions. The final rule includes a new minimum ratio of common equity Tier 1 capital to risk weighted assets of 4.5%, raises the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonus payments to executive officers. The phase-in period for the rules began for the Company on January 1, 2015, with full compliance with all of the final rule’s requirements phased in over a multi-year schedule. The final rules also apply, effective January 1, 2015, consolidated capital requirements to the Company that are not less stringent than those applicable to the Bank.
As of March 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, Common EquityTier 1risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of March 31, 2015 and December 31, 2014 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
March 31, 2015
Total capital (to risk weighted assets)	$414,618	30.2%	$109,983	8.0%	137,749	10.0%
Tier 1 capital (to risk weighted assets)	400,090	29.1	82,487	6.0	109,983	8.0
Common equity Tier 1(to risk weighted assets)	400,090	29.1	61,866	4.5	89,361	6.5
Tier 1 capital (to average assets)	400,090	23.1	69,229	4.0	86,535	5.0
December 31, 2014
Total capital (to risk weighted assets)	$409,545	32.6%	$100,513	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	395,615	31.5	50,527	4.0	N/A	N/A
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	395,615	23.3	67,820	4.0	N/A	N/A
Blue Hills Bank:
March 31, 2015
Total capital (to risk weighted assets)	$288,836	21.1%	$109,751	8.0%	$137,189	10.0%
Tier 1 capital (to risk weighted assets)	274,308	19.9	82,313	6.0	109,751	8.0
Common equity Tier 1(to risk weighted assets)	274,308	19.9	61,735	4.5	89,173	6.5
Tier 1 capital (to average assets)	274,308	15.9	69,116	4.0	86,395	5.0
December 31, 2014
Total capital (to risk weighted assets)	$283,443	22.7%	$99,973	8.0%	$124,966	10.0%
Tier 1 capital (to risk weighted assets)	269,513	21.6	49,987	4.0	74,980	6.0
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	269,513	15.9	67,707	4.0	84,634	5.0

NOTE 9- EMPLOYEE STOCK OWNERSHIP PLAN
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

March 31, 2015

Allocated	75,912
Committed to be allocated	18,978
Unallocated	2,182,455
2,277,345
The fair value of unallocated shares was approximately $28.9 million at March 31, 2015.
Total compensation expense recognized in connection with the ESOP for the three month period ended March 31, 2015 was $248,000. There was no compensation expense recognized in connection with the ESOP during the three months ended March 31, 2014.

NOTE 10 – EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of March 31, 2015. Earnings (loss) per share is not presented for the period ended March 31, 2014.

Three Months Ended
March 31, 2015
(Dollars in thousands)
Net income applicable to common stock	$1,306

Average number of common shares outstanding	28,466,813
Less: Average unallocated ESOP shares	(2,192,075)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	26,274,738

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for three months ended March 31, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board and the Securities and Exchange Commission

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

Additional factors that may affect our results are discussed in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.”

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Blue Hills Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total Assets. Total assets increased $29.7 million, or 1.7%, to $1.8 billion at March 31, 2015 from $1.7 billion at December 31, 2014, mainly driven by loan growth.

Loans. Net loans grew $32.9 million, or 2.9%, from the end of 2014 to $1.2 billion at March 31, 2015. The higher level of net loans was driven primarily by growth in the commercial real estate portfolio which was up $20.2 million, or 5.2%, from December 31, 2014. Other loan categories had smaller increases the largest of which was construction loans, up $6.2 million, or 11.7%.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$461,903	39.15%	$460,273	40.13%
Home equity	63,445	5.38%	61,750	5.38%
Commercial	408,003	34.58%	387,807	33.81%
Construction	59,854	5.07%	53,606	4.67%
Total real estate	993,205	84.18%	963,436	83.99%
Commercial business	154,647	13.11%	151,823	13.24%
Consumer	31,999	2.71%	31,778	2.77%
Total loans	1,179,851	100.00%	1,147,037	100.00%
Allowance for loan losses	(13,238)		(12,973)
Discount and fair value adjustments on purchased loans	(3,614)		(3,850)
Deferred loan costs, net	2,768		2,700
Loans, net	$1,165,767		$1,132,914

Securities Available for Sale. Total securities available for sale increased by $13.1 million, or 3.1%, to $429.6 million at March 31, 2015 from $416.4 million at December 31, 2014. The Company has reconfigured the debt securities portfolio over the past few quarters, and during the first quarter of 2015 there was an increase in corporate bonds partially offset by declines in mortgage-backed securities and U.S. Treasury securities. Unrealized gains on securities available for sale increased to $8.1 million at March 31, 2015 from $5.3 million at December 31, 2014.
The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

	At March 31, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$598	$668	$13,037	$13,219
U.S. government and government-sponsored enterprise obligations	26,164	26,387	26,335	26,437
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	154,342	155,921	160,091	160,553
Other mortgage and asset-backed securities:
Private label commercial mortgage-backed securities	17,532	17,455	22,100	21,929
SBA asset-backed securities	11,565	11,674	27,765	28,046
Other asset-backed securities	10,568	10,532	16,235	16,192
Total other mortgage and asset-backed securities	39,665	39,661	66,100	66,167
Other bonds and obligations:
State and political subdivisions	16,258	16,775	15,619	16,183
Financial services:
Banks	19,446	19,980	12,364	12,889
Diversified financials	23,913	24,562	15,796	16,132
Insurance and REITs	15,932	16,109	9,387	9,516
Total financial services	59,291	60,651	37,547	38,537
Other corporate:
Industrials	48,427	49,416	34,408	35,035
Utilities	31,525	32,036	16,873	17,018
Total other corporate	79,952	81,452	51,281	52,053
Total debt securities	376,270	381,515	370,010	373,149
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,754	5,000	5,623
Domestic community	3,216	3,325	3,216	3,297
Global asset allocation	36,956	38,957	32,956	34,378
Total marketable equity securities	45,172	48,036	41,172	43,298
Total securities available for sale	$421,442	$429,551	$411,182	$416,447
The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported primarily by automobile, equipment, and commercial real estate financings.

At March 31, 2015, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $23.1 million, or 38.5%, to $37.0 million at March 31, 2015 from $60.1 million at December 31, 2014. The decline was mainly due to redeploying cash from short-term investments into the securities available for sale portfolio.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first three months of 2015 as a result of current period earnings on such policies. At March 31, 2015, the investment was $30.8 million, compared to $30.6 million at December 31, 2014.

Goodwill and Core Deposit Intangible. At March 31, 2015, goodwill and core deposit intangible assets totaled $13.0 million compared to $13.4 million at December 31, 2014. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2014 is due solely to amortization of the core deposit intangible.
Deposits. Total deposits increased by $8.5 million, or 0.7%, from the end of 2014 to $1.2 billion at March 31, 2015. Small increases in the NOW/demand and the certificates of deposit categories were partially offset by slight declines in regular savings and money market deposits. Deposits were impacted by continued growth in the new Milton, Massachusetts branch and a seasonal decline at Nantucket Bank. Brokered deposit balances were essentially unchanged from December 31, 2014.
Borrowings. Total borrowings increased 40.0%, from $75.0 million at December 31, 2014 to $105.0 million at March 31, 2015 and the higher level of borrowings was used to fund asset growth. Short-term borrowings were $70.0 million at March 31, 2015 compared to $40.0 million at December 31, 2014 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $35.0 million at March 31, 2015 and December 31, 2014 and consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2016 through 2018.
Stockholders' Equity. Total stockholders' equity increased $3.3 million, or 0.8%, to $414.9 million at March 31, 2015 from $411.6 million at December 31, 2014. The tangible common equity (total equity less goodwill and intangibles, or $402.0 million) to tangible assets (total assets less goodwill and intangibles, or $1.7 billion) ratio decreased to 23.0% at March 31, 2015 from 23.2% at December 31, 2014.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014
General. The Company reported net income of $1.3 million for the three months ended March 31, 2015 compared to a net loss of $399,000 for the three months ended March 31, 2014. The first quarter of 2014 results included pre-tax expenses of $775,000 related to the January 2014 Nantucket Bank acquisition and $488,000 related to the Company's mutual to stock conversion (related tax benefits for these items amounted to $429,000). Excluding these items, net income was $435,000 for the first quarter of 2014.

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

	For the Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,178,716	$10,427	3.59%	$880,754	$8,051	3.71%
Securities	422,092	2,185	2.10	443,084	2,066	1.89
Other interest earning assets (1)	50,603	70	0.56	46,176	52	0.46
Total interest-earning assets	1,651,411	12,682	3.11%	1,370,014	10,169	3.01%
Non-interest-earning assets	97,427			71,684
Total assets	$1,748,838			$1,441,698
Interest-bearing liabilities:
NOW accounts	$122,226	$14	0.05%	$114,927	$21	0.07%
Regular savings accounts	301,135	319	0.43	350,377	354	0.41
Money market accounts	297,359	508	0.69	170,283	209	0.50
Certificates of deposit	353,480	922	1.06	355,463	767	0.88
Total interest-bearing deposits	1,074,200	1,763	0.67	991,050	1,351	0.55
Borrowings	108,556	254	0.95	165,333	304	0.75
Total interest-bearing liabilities	1,182,756	2,017	0.69%	1,156,383	1,655	0.58%
Non-interest-bearing deposits	125,915			96,193
Other non-interest-bearing liabilities	25,681			15,682
Total liabilities	1,334,352			1,268,258
Equity	414,486			173,440
Total liabilities and equity	$1,748,838			$1,441,698
Net interest and dividend income		$10,665			$8,514
Net interest rate spread (2)			2.42%			2.43%
Net interest-earning assets (3)	$468,655			$213,631
Net interest margin (4)			2.62%			2.52%
Average interest-earning assets to interest-bearing liabilities	139.62%			118.47%
Total deposits cost			0.60%			0.50%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(3)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$2,645	$(269)	$2,376
Securities	(94)	213	119
Other	4	14	18
Total interest-earning assets	$2,555	$(42)	$2,513
Interest-bearing liabilities:
NOW accounts	$1	$(8)	$(7)
Savings accounts	(49)	14	(35)
Money market accounts	116	183	299
Certificates of Deposit	(4)	159	155
Total interest-bearing deposits	64	348	412
Borrowings	(90)	40	(50)
Total interest-bearing liabilities	$(26)	$388	$362
Change in net interest and dividend income	$2,581	$(430)	$2,151

Net Interest and Dividend Income. Net interest and dividend income was $10.7 million in the first quarter of 2015, up $2.2 million, or 25.3%, from $8.5 million in the first quarter of 2014. Net interest margin improved to 2.62% in the first quarter of 2015 from 2.52% in the first quarter of 2014. The improvement in net interest income reflects an increase in average loans that was mainly funded with a significant increase in noninterest bearing funds, which benefited both net interest income and margin. Average equity increased $241.0 million due to the Company's mutual to stock conversion while average noninterest bearing deposits increased $29.7 million, or 30.9%, to $125.9 million in the first quarter of 2015. Purchase accounting accretion related to the January 2014 Nantucket Bank acquisition contributed $220,000 to net interest income and 5 basis points to net interest margin in the first quarter of 2015 compared to $190,000 and 6 basis points, respectively, in the first quarter of 2014. These benefits were partially offset by an 11 basis point increase in the cost of interest bearing liabilities from the first quarter of last year.

Interest and Dividend Income. Interest and dividend income increased $2.5 million, or 24.7%, to $12.7 million for the three months ended March 31, 2015 from $10.2 million for the three months ended March 31, 2014. Interest and fees on loans grew $2.4 million, or 29.5%, to $10.4 million in the three months ended March 31, 2015 from $8.1 million in the first quarter of 2014. The increase reflects a $297.9 million, or 33.8%, increase in average loans driven by higher levels of loans in all categories, with the more significant growth seen in the residential mortgage and commercial real estate portfolios. Loan yield declined to 3.59% for the three months ended March 31, 2015 from 3.71% for the three months ended March 31, 2014 due to the low interest rate environment and competitive pricing pressures. Interest on securities increased $119,000, or 5.8%, to $2.2 million for the three months ended March 31, 2015 from $2.1 million for the three months ended March 31, 2014. The improvement, was due, in part, to a repositioning of our debt securities portfolio which has resulted in a higher yield.

Interest Expense. Interest expense increased $362,000, or 21.9%, to $2.0 million for the three months ended March 31, 2015 from $1.7 million for the three months ended March 31, 2014. Interest expense on deposits increased $412,000, or 30.5%, to $1.8 million for the three months ended March 31, 2015 from $1.4 million for the three months ended March 31, 2014. The increase was mainly due to an $83.1 million, or 8.4%, increase in average interest bearing deposits to $1.1 billion in the first quarter of 2015 reflecting a full quarter of Nantucket Bank deposits in the first quarter of 2015 vs. a partial quarter in the first quarter of last year coupled with a 12 basis point increase in the cost of interest bearing deposits to 0.67% in the first quarter of 2015 driven mainly by promotional rate deposit pricing programs. The growth in interest expense on deposits was partially offset by a $50,000, or 16.4%, decline in interest expense on borrowings to $254,000 for the three months ended March 31, 2015 from $304,000 for the three months ended March 31, 2014. The lower level of expense was primarily due to a $56.8 million, or 34.3%, decline in the average balance of borrowings to $108.6 million in the first quarter of 2015 as the increase in deposits and the proceeds from the mutual to stock conversion enabled the Company to reduce borrowings.

Provision for Loan Losses. The provision for loan losses was $279,000 in the first quarter of 2015 compared to $714,000 in the first quarter of 2014. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.12% at March 31, 2015 compared to 1.13% at December 31, 2014 and 1.12% at March 31, 2014. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 5.0% of the total allowance for loan losses at March 31, 2015 compared to 5.1% at December 31, 2014.

Noninterest Income. Noninterest income increased $555,000, or 34.1%, from the first quarter of 2014 to $2.2 million in the first quarter of 2015. The increase was due mainly to a $777,000 increase in gains on the sale of securities. In addition, deposit account fees and interchange and ATM fees improved by $42,000, or 14.4%, and $41,000, or 14.4%, respectively due to changes in the fee structure, debit card activity, and a full quarter of fees from Nantucket Bank in 2015 vs. a partial quarter in 2014. Mortgage banking income also increased $33,000, or 48.5%, due mainly to higher gains from the sale of conventional residential mortgage loans. These improvements were partially offset by $146,000, or 97.3%, decline in loan derivative income reflecting fewer conversions of commercial loans from floating to fixed rate in the first quarter of 2015. In addition, the Company reported negative miscellaneous income in the first quarter of 2015 as a decline in interest rates resulted in higher negative marks on commercial loan customer interest rate swap contracts. While these interest rate marks create quarterly volatility in the results which is at times significant, barring unforeseen circumstances there is no net impact to earnings over the life of each contract.

Noninterest Expense. Noninterest expense was $10.6 million in the first quarter of 2015, up $370,000, or 3.6%, from $10.3 million in the first quarter of 2014. The first quarter of 2014 included $775,000 of one-time costs related to the January 2014 Nantucket Bank acquisition and $488,000 related to the Company's mutual to stock conversion. Excluding these items, noninterest expense was $9.0 million in the first quarter of 2014. The $1.6 million increase from the first quarter of 2014 reflects (1) a full quarter of operating expenses and core deposit intangible amortization for Nantucket Bank in the first quarter of 2015 vs. a partial quarter a year ago, (2) higher advertising expense, (3) the opening of the Milton, Massachusetts branch and the establishment of a loan production office in Plymouth, Massachusetts, (4) the impact in 2015 of the employee stock ownership plan which went into effect at the time of the July 2014 mutual to stock conversion, and (5) an increase in snow removal costs.

Income Tax Provision. The Company recorded an income tax provision of $638,000 in the first quarter of 2015 and had an effective tax rate in the quarter of 32.8% on pre-tax income of $1,994,000. In the first quarter of 2014, there was a tax benefit of $428,000 for an effective tax rate of 51.8% on a pre-tax loss of $827,000. The tax provision or benefit in any period is a function of the size of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2015
Real estate loans and lines:
1-4 family residential	3	$464	6	$774	9	$1,238
Home equity	1	18	1	480	2	498
Total real estate loans and lines	4	482	7	1,254	11	1,736
Consumer loans	1	15	1	10	2	25
Total loans	5	$497	8	$1,264	13	$1,761
At December 31, 2014
Real estate loans and lines:
1-4 family residential	3	522	8	1,370	11	$1,892
Home equity	—	—	1	475	1	475
Total real estate loans and lines	3	522	9	1,845	12	2,367
Consumer loans		—	1	5	1	5
Total loans	3	$522	10	$1,845	13	$2,372

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at March 31, 2015 and December 31, 2014.

	At March 31, 2015	At December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$4,158	$3,876
Home equity	578	578
Consumer	30	27
Total non-accrual loans	4,766	4,481

Ratios:
Non-accrual loans to total loans	0.40%	0.39%
Non-performing assets to total assets	0.27%	0.26%
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

	At March 31, 2015	At December 31, 2014
	(Dollars in thousands)

Performing troubled debt restructurings	$251	$255
Nonaccrual troubled debt restructurings	955	467
Total	1,206	722

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.02%
Nonaccrual troubled debt restructurings as a % of total loans	0.08%	0.04%
Total troubled debt restructurings as a % of total loans	0.10%	0.06%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At March 31, 2015	At December 31, 2014
	(In thousands)
Classified loans:
Substandard	$1,472	$1,362
Doubtful	709	709
Loss	—	—
Total classified loans	2,181	2,071
Special mention	4,680	4,966
Total criticized loans	$6,861	$7,037

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2015, there were $4.7 million of assets designated as special mention compared to $5.0 million at December 31, 2014. At March 31, 2015, we have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$12,973	$9,671
Charge-offs:
Real estate:
1-4 family residential	—	(18)
Consumer loans	(14)	(21)
Total charge-offs	(14)	(39)
Recoveries:
Real estate:
1-4 family residential	—	—
Total recoveries	—	—
Net (charge-offs) recoveries	(14)	(39)
Provision for loan losses	279	714
Balance at end of period	$13,238	$10,346
Ratios:
Net (charge-offs) recoveries to average loans outstanding	—%	0.02%
Allowance for loan losses to non-accrual loans at end of period	278%	268%
Allowance for loan losses to total loans at end of period(1)	1.12%	1.12%

(1)	Total loans does not include deferred costs or discounts.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At March 31, 2015		At December 31, 2014
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$3,215	39.15%	$3,222	40.13%
Home equity	380	5.38	340	5.38
Commercial	3,722	34.58	3,551	33.81
Construction	1,176	5.07	1,056	4.67
Commercial business loans	3,332	13.11	3,410	13.24
Consumer loans	747	2.71	736	2.77
Total allocated allowance	12,572	100.00%	12,315	100.00%
Unallocated	666		658
Total	$13,238		$12,973

Management of Market Risk

Net Interest Income Analysis.  Income simulation is the primary tool for measuring the interest-rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate ramp and shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. These estimates require us to make certain assumptions including loan and mortgage-

related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
As of March 31, 2015, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	2.86%
-100	(0.17)%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at March 31, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.86% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.17% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2015 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 6.0% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.9% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At March 31, 2015, there were $105.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $342.2 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At March 31, 2015, the market value of collateral pledged consisted of $572.2 million of residential and commercial mortgage loans and $21.6 million of U.S. government and government-sponsored securities.
At March 31, 2015, the Company also had $32.0 million in available unsecured federal funds line with a correspondent bank, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at March 31, 2015.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2015, cash and cash equivalents totaled $37.0 million, which was down from $60.1 million at December 31, 2014. The decline from December 31, 2014 relates to the redeployment of short term investments into available for sale securities.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $8.5 million during the three months ended March 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net increase in borrowings of $30.0 million for the three months ended March 31, 2015.

At March 31, 2015, we had $39.1 million in loan commitments outstanding. In addition to commitments to originate loans, we had $169.9 million in unused lines of credit to borrowers and letters of credit and $54.8 million in undisbursed construction loans. Certificates of deposit due within one year of March 31, 2015 totaled $187.8 million, or 15.4% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of March 31, 2015 totaled $142.8 million, or 11.7% of total deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At March 31, 2015, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015. As of March 31, 2015, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2015and December 31, 2014, (ii) the Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: May 8, 2015	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer