Form 10-K/A
period 2014-12-31
Blue Hills Bancorp, Inc.
filed 2015-07-09
CIK 1601545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

Blue Hills Bancorp, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015 (the “Original Filing”), for the sole purpose of inserting the conformed signatures of the Company and those duly authorized persons who signed on behalf of the Company, as well as the conforming signatures to the certifications pursuant to both Section 302 and 906 of the Sarbanes-Oxley Act of 2002 that are Exhibits 31.1, 31.2 and 32 to the Form 10-K (the “Certifications”).  Such conformed signatures were inadvertently omitted from the electronic versions of the respective signature pages to the Original Filing, although the Company had manually signed copies of the signature pages of the Original Filing in its possession when the Original Filing was made. Additionally, the Certifications included in the Original Filing have been updated to reflect the filing date of this Amendment.

Except for the aforementioned amended information, this Amendment does not amend or update any information contained in the Original Filing, and we have not updated the disclosures contained therein to reflect events that occurred at any subsequent date.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC. (Registrant)

Date: July 9, 2015	By:	/s/ William M. Parent
William M. Parent President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William M. Parent
William M. Parent	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2015
/s/ James E. Kivlehan
James E. Kivlehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 26, 2015
/s/ David J. Houston, Jr.
David J. Houston, Jr.	Chairman of the Board	March 26, 2015
/s/ George E. Clancy
George E. Clancy	Director	March 26, 2015
/s/ Brian G. Leary
Brian G. Leary	Director	March 26, 2015
/s/ Peter J. Manning
Peter J. Manning	Director	March 26, 2015
/s/ Ronald K. Perry
Ronald K. Perry	Director	March 26, 2015
/s/ David Powers
David Powers	Director	March 26, 2015
/s/ Janice L. Shields
Janice L. Shields	Director	March 26, 2015
/s/ Scott Smith
Scott Smith	Director	March 26, 2015