Form 10-Q
period 2015-06-30
Blue Hills Bancorp, Inc.
filed 2015-08-07
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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
YES [   ]     NO [X]
As of August 6, 2015, there were 28,451,813 shares of the registrant’s common stock, par value $0.01 per share, issued and outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014	2
	Consolidated Statements of Net Income for the Three and Six Months Ended June 30, 2015 and 2014	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2015 and 2014	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.
	Controls and Procedures	47

	Part II. Other Information
Item 1.
	Legal Proceedings	47
Item 1A.
	Risk Factors	48
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.
	Defaults upon Senior Securities	48
Item 4.
	Mine Safety Disclosures	48
Item 5.
	Other Information	48
Item 6.
	Exhibits	48

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30, 2015	December 31, 2014
Assets	(In thousands)
Cash and due from banks	$10,162	$15,345
Short-term investments	43,240	44,801
Total cash and cash equivalents	53,402	60,146
Securities available for sale, at fair value	431,827	416,447
Federal Home Loan Bank stock, at cost	11,702	11,702
Loans held for sale	1,833	14,591
Loans, net of allowance for loan losses of $13,777 at June 30, 2015 and $12,973 at December 31, 2014	1,256,049	1,132,914
Premises and equipment, net	18,969	18,788
Accrued interest receivable	4,878	4,433
Goodwill	9,160	9,160
Core deposit intangible	3,381	4,232
Net deferred tax asset	7,015	6,233
Bank-owned life insurance	31,100	30,595
Other assets	15,251	18,907
Total assets	$1,844,567	$1,728,148
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$142,475	$123,392
Interest bearing	1,131,647	1,089,324
Total deposits	1,274,122	1,212,716
Short-term borrowings	95,000	40,000
Long-term debt	35,000	35,000
Accrued expenses and other liabilities	26,704	28,826
Total liabilities	1,430,826	1,316,542

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock, $0.01 par value, (100,000,000 shares authorized; 28,466,813 issued and outstanding)	285	285
Additional paid-in capital	281,164	281,035
Unearned compensation-ESOP	(21,635)	(22,014)
Retained earnings	152,728	149,723
Accumulated other comprehensive income	1,199	2,577
Total stockholders' equity	413,741	411,606
Total liabilities and stockholders' equity	$1,844,567	$1,728,148
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Interest and dividend income:
Interest and fees on loans	$10,759	$9,399	$21,186	$17,450
Interest on securities	2,237	2,003	4,373	3,940
Dividends	112	119	212	284
Other	22	30	41	46
Total interest and dividend income	13,130	11,551	25,812	21,720
Interest expense:
Interest on deposits	1,745	1,348	3,508	2,699
Interest on borrowings	270	326	524	630
Total interest expense	2,015	1,674	4,032	3,329
Net interest and dividend income	11,115	9,877	21,780	18,391
Provision for loan losses	544	959	823	1,673
Net interest income, after provision for loan losses	10,571	8,918	20,957	16,718
Non-interest income:
Deposit account fees	335	343	668	633
Interchange and ATM fees	377	371	703	657
Mortgage banking	83	75	184	143
Loan level derivative income	770	57	774	207
Gains on sales of securities available for sale, net	267	1,191	1,585	1,732
Gains on trading assets, net	—	—	—	25
Bank-owned life insurance income	252	246	505	495
Miscellaneous	393	27	242	47
Total non-interest income	2,477	2,310	4,661	3,939
Non-interest expense:
Salaries and employee benefits	5,641	5,212	11,130	10,341
Occupancy and equipment	1,464	1,298	2,962	2,899
Data processing	843	701	1,662	1,306
Professional fees	667	1,123	1,299	2,282
Advertising	562	658	1,062	959
FDIC deposit insurance	253	196	545	375
Directors’ fees	93	156	217	306
Amortization of core deposit intangible	414	509	851	862
Other general and administrative	723	809	1,558	1,588
Total non-interest expense	10,660	10,662	21,286	20,918
Income (loss) before income taxes	2,388	566	4,332	(261)
Provision (benefit) for income taxes	689	137	1,327	(292)
Net income	$1,699	$429	$3,005	$31

Earnings per common share:
Basic	$0.06	n/a	$0.11	n/a
Diluted	$0.06	n/a	$0.11	n/a
Weighted average shares outstanding:
Basic	26,293,560	n/a	26,284,201	n/a
Diluted	26,293,560	n/a	26,284,201	n/a
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$1,699	$429	$3,005	$31
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains	(4,793)	5,584	(631)	9,756
Reclassification adjustment for net gains realized in net income (1)	(267)	(1,191)	(1,585)	(1,732)
Net change in unrealized gains	(5,060)	4,393	(2,216)	8,024
Tax effect	1,864	(1,620)	804	(3,017)
Net-of-tax amount	(3,196)	2,773	(1,412)	5,007
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (2)	56	—	56	—
Tax effect	(22)	—	(22)	—
Net-of-tax amount	34	—	34	—
Other comprehensive income (loss)	(3,162)	2,773	(1,378)	5,007
Comprehensive income (loss)	$(1,463)	$3,202	$1,627	$5,038
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net, in non-interest income in the consolidated statements of net income. Income tax expense associated with the reclassification adjustments for the three months ended June 30, 2015 and 2014 was $96,000 and $440,000, respectively. Income tax expense associated with the reclassification adjustment for the six months ended June 30, 2015 and 2014 was $557,000 and $639,000, respectively.

(2)
Amounts are included in salaries and benefits expense in the consolidated statements of net income. Income tax benefit associated with the reclassification adjustments for the three and six months ended June 30, 2015 was $(22,000) and $(22,000), respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2015 and 2014 (unaudited)

	SBLF Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income	Total
(in thousands, except share data)		Shares	Amount

Balance at December 31, 2013	$18,724	—	$—	$—	$—	$150,345	$2,465	$171,534
Comprehensive income	—	—	—	—	—	31	5,007	5,038
Preferred stock dividends declared	—	—	—	—	—	(417)	—	(417)
Balance at June 30, 2014	$18,724	—	$—	$—	$—	$149,959	$7,472	$176,155

Balance at December 31, 2014	$—	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income (loss)	—	—	—	—	—	3,005	(1,378)	1,627
ESOP shares committed to be released	—	—	—	129	379	—	—	508
Balance at June 30, 2015	$—	28,466,813	$285	$281,164	$(21,635)	$152,728	$1,199	$413,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$3,005	$31
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	823	1,673
Net amortization of securities available for sale	1,894	906
Gains on sales of securities available for sale, net	(1,585)	(1,732)
Proceeds from sale of loans	16,823	3,765
Loans originated for sale	(5,689)	(3,660)
Gains on sale of residential loans, net	(165)	(105)
Net amortization of deferred loan origination costs and (discounts)	(91)	507
Depreciation and amortization	862	712
Amortization of core deposit intangible	851	862
Bank-owned life insurance income	(505)	(495)
ESOP expense	508	—
Deferred tax benefit	—	(747)
Net change in:
Trading assets	—	750
Accrued interest receivable	(445)	467
Other assets	3,656	(5,189)
Accrued expenses and other liabilities	(2,066)	3,453
Net cash provided by operating activities	17,876	1,198
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(126,698)	(129,082)
Sales	86,721	143,608
Maturities/calls	5,100	6,882
Principal paydowns	16,972	11,167
Loan originations and purchases net of paydowns	(129,686)	(152,118)
Proceeds from jumbo residential portfolio loan sale	7,608	—
Net purchases of premises and equipment	(1,043)	(681)
Purchase of FHLBB stock	—	(936)
Cash provided by business combination, net of purchase price	—	151,587
Net cash provided by (used in) investing activities	(141,026)	30,427

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Six Months Ended
	June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	35,813	(28,138)
Net change in brokered deposits	25,593	(10,418)
Net change in short-term borrowings	55,000	(10,000)
Repayment of long-term debt	—	(10,000)
Stock subscriptions received	—	283,958
Preferred stock dividends paid	—	(417)
Net cash provided by (used in) financing activities	116,406	224,985
Net change in cash and cash equivalents	(6,744)	256,610
Cash and cash equivalents at beginning of year	60,146	40,316
Cash and cash equivalents at end of year	$53,402	$296,926
Supplementary information:
Interest paid	$4,038	$3,360
Income taxes paid, net of refunds	2,450	132
Preferred stock dividends declared	—	417
Fair value of non-cash assets acquired	—	123,755
Fair value of liabilities assumed	—	275,342
Portfolio loans transferred to loans held for sale designation	—	22,398
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
Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity, and the Bank's wholly-owned subsidiaries, HP Security Corporation and B.H. Security Corporation, which are Massachusetts security corporations, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the realizability of deferred tax assets.

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
Allocated component
The allocated component relates to loans that are on the watch list (partially charged-off, non-accruing loans and accruing adversely-rated loans) or are considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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

NOTE 2 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
Debt securities:
U.S. Treasury	$598	$59	$—	$657
Government-sponsored enterprises	32,223	80	(71)	32,232
Government-sponsored mortgage-backed and collateralized mortgage obligations	149,496	565	(631)	149,430
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	15,650	17	(107)	15,560
SBA asset-backed securities	16,671	63	(15)	16,719
Other asset-backed securities	11,375	8	(113)	11,270
Total other mortgage- and asset-backed securities	43,696	88	(235)	43,549
State and political subdivisions	16,178	301	(22)	16,457
Financial services:
Banks	20,266	410	(65)	20,611
Diversified financials	22,989	421	(94)	23,316
Insurance and REITs	15,119	33	(231)	14,921
Total financial services	58,374	864	(390)	58,848
Other corporate:
Industrials	51,962	480	(577)	51,865
Utilities	31,079	135	(442)	30,772
Total other corporate	83,041	615	(1,019)	82,637
Total debt securities	383,606	2,572	(2,368)	383,810

Marketable equity securities:
Mutual funds:
Global equity	5,000	752	—	5,752
Domestic community	3,216	75	(9)	3,282
Global asset allocation	36,956	2,045	(18)	38,983
Total marketable equity securities	45,172	2,872	(27)	48,017
Total securities available for sale	$428,778	$5,444	$(2,395)	$431,827

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
U.S. Treasury	$13,037	$182	$—	$13,219
Government-sponsored enterprises	26,335	131	(29)	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	756	(294)	160,553
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	22,100	30	(201)	21,929
SBA asset-backed securities	27,765	308	(27)	28,046
Other asset-backed securities	16,235	—	(43)	16,192
Total other mortgage- and asset-backed securities	66,100	338	(271)	66,167
State and political subdivisions	15,619	567	(3)	16,183
Financial services:
Banks	12,364	531	(6)	12,889
Diversified financials	15,796	354	(18)	16,132
Insurance and REITs	9,387	138	(9)	9,516
Total financial services	37,547	1,023	(33)	38,537
Other corporate:
Industrials	34,408	681	(54)	35,035
Utilities	16,873	265	(120)	17,018
Total other corporate	51,281	946	(174)	52,053
Total debt securities	370,010	3,943	(804)	373,149

Marketable equity securities:
Mutual funds:
Global equity	5,000	623	—	5,623
Domestic community	3,216	86	(5)	3,297
Global asset allocation	32,956	1,498	(76)	34,378
Total marketable equity securities	41,172	2,207	(81)	43,298
Total securities available for sale	$411,182	$6,150	$(885)	$416,447

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2015 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$7,878	$7,922
After 1 year through 5 years	101,841	102,611
After 5 years through 10 years	73,270	72,643
After 10 years	7,425	7,655
	190,414	190,831
Mortgage- and asset-backed securities and collateralized mortgage obligations	193,192	192,979
	$383,606	$383,810
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

Information pertaining to securities available for sale with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
June 30, 2015
Debt securities:
Government-sponsored enterprises	$(71)	$15,012	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(622)	116,275	(9)	225
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(34)	6,696	(73)	7,642
SBA asset-backed securities	(15)	5,223	—	—
Other asset-backed securities	(113)	8,214	—	—
Total other mortgage- and asset-backed securities	(162)	20,133	(73)	7,642
State and political subdivisions	(22)	2,380	—	—
Financial services:
Banks	(65)	11,502	—	—
Diversified financials	(94)	6,914	—	—
Insurance and REITs	(231)	10,385	—	—
Total financial services	(390)	28,801	—	—
Other corporate:
Industrials	(577)	32,676	—	—
Utilities	(442)	20,861	—	—
Total other corporate	(1,019)	53,537	—	—
Total debt securities	(2,286)	236,138	(82)	7,867
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(9)	457
Global asset allocation	(18)	3,982	—	—
Total marketable equity securities	(18)	3,982	(9)	457
Total temporarily impaired securities	$(2,304)	$240,120	$(91)	$8,324

At June 30, 2015, multiple debt securities have unrealized losses with aggregate depreciation of less than 1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. A significant portion of these investments are guaranteed by U.S. Government-sponsored enterprises. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2015.

At June 30, 2015, the Company had two mutual funds with an unrealized loss of $27,000, or less than 1% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
December 31, 2014
Debt securities:
Government-sponsored enterprises	$(12)	$5,932	$(17)	$1,080
Government-sponsored mortgage-backed and collateralized mortgage obligations	(190)	93,364	(104)	8,425
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(69)	9,412	(132)	8,759
SBA asset-backed securities	(27)	5,529	—	—
Other asset-backed securities	(43)	16,192	—	—
Total other mortgage- and asset-backed securities	(139)	31,133	(132)	8,759
State and political subdivisions	(3)	1,955		—
Financial services:
Banks	(6)	2,907	—	—
Diversified financials	(18)	7,676	—	—
Insurance and REITs	(9)	4,177	—	—
Total financial services	(33)	14,760	—	—
Other corporate:
Industrials	(54)	9,575	—	—
Utilities	(120)	7,291	—	—
Total other corporate	(174)	16,866	—	—
Total debt securities	(551)	164,010	(253)	18,264
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	462
Diversified bonds	(76)	7,057	—	—
Total marketable equity securities	(76)	7,057	(5)	462
Total temporarily impaired securities	$(627)	$171,067	$(258)	$18,726

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES
A summary of the balances of loans follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Real estate:
1-4 family residential	$508,796	$460,273
Home equity	65,795	61,750
Commercial real estate	450,212	387,807
Construction	60,878	53,606
	1,085,681	963,436
Commercial business	151,181	151,823
Consumer	33,168	31,778
Total loans	1,270,030	1,147,037
Allowance for loan losses	(13,777)	(12,973)
Discount and fair value adjustments on purchased loans	(3,330)	(3,850)
Deferred loan costs and fees, net	3,126	2,700
Loans, net	$1,256,049	$1,132,914

Activity in the allowance for loan losses for the three and six months ended June 30, 2015 and 2014 and allocation of the allowance to loan segments as of June 30, 2015 and December 31, 2014 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2015
Allowance at March 31, 2015	$3,215	$380	$3,722	$1,176	$3,332	$747	$666	$13,238
Provision (credit) for loan losses	192	39	846	(152)	(341)	(62)	22	544
Loans charged-off	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777

Three Months Ended June 30, 2014
Allowance at March 31, 2014	$2,887	$268	$2,928	$414	$2,589	$602	$658	$10,346
Provision for loan losses	201	37	314	285	66	56	—	959
Loans charged-off	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	185	79	1,017	(32)	(419)	(37)	30	823
Loans charged-off	—	—	—	—	—	(19)	—	(19)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777

Six Months Ended June 30, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	271	58	634	396	239	105	(30)	1,673
Loans charged-off	(18)	—	—	—	—	(34)	—	(52)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292

Additional information pertaining to the allowance for loan losses at June 30, 2015 and December 31, 2014 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
June 30, 2015
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,407	419	4,568	1,024	2,991	680	688	13,777
Total allowance for loan losses	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777
Impaired loans	$4,705	$717	$—	$—	$—	$39	$—	$5,461
Non-impaired loans	504,091	65,078	450,212	60,878	151,181	33,129	—	1,264,569
Total loans	$508,796	$65,795	$450,212	$60,878	$151,181	$33,168	$—	$1,270,030
December 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,222	340	3,551	1,056	3,410	736	658	12,973
Total allowance for loan losses	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Impaired loans	$4,419	$578	$—	$—	$—	$27	$—	$5,024
Non-impaired loans	455,854	61,172	387,807	53,606	151,823	31,751	—	1,142,013
Total loans	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$—	$1,147,037

The following is a summary of past due and non-accrual loans, by loan class, at June 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2015
Real estate:
1-4 family residential	$611	$1,149	$745	$2,505	$4,182
Home equity	781	216	624	1,621	717
Commercial real estate	451	—	—	451	—
Commercial Business	299	—	—	299	—
Consumer	132	2	—	134	39
Total	$2,274	$1,367	$1,369	$5,010	$4,938

December 31, 2014
Real estate:
1-4 family residential	$3,137	$522	$1,370	$5,029	$3,876
Home equity	680	—	475	1,155	578
Consumer	217	—	5	222	$27
Total	$4,034	$522	$1,850	$6,406	$4,481
There were no loans past due 90 days or more and still accruing interest at June 30, 2015 and December 31, 2014.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2015	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,705	$5,497	$—
Home equity	717	947	—
Consumer	39	40	—
Total	$5,461	$6,484	$—

December 31, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,419	$5,211	$—
Home equity	578	804	—
Consumer	27	32	—
Total	$5,024	$6,047	$—

The following tables set forth information regarding average balances and interest income recognized (all on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30, 2015	(In thousands)
Real estate:
1-4 family residential	$4,588	$76
Home equity	647	8
Consumer	35	2
Total	$5,270	$86

Three Months Ended June 30, 2014
Real estate:
1-4 family residential	$3,753	$49
Home Equity	683	—
Commercial Business	276	—
Consumer	29	—
Total	$4,741	$49

	Average Recorded Investment	Interest Income Recognized
Six Months Ended June 30, 2015	(In thousands)
Real estate:
1-4 family residential	$4,532	$143
Home equity	624	14
Consumer	32	2
Total	$5,188	$159

Six Months Ended June 30, 2014
Real estate:
1-4 family residential	$3,241	$83
Home Equity	455	4
Commercial Business	184	4
Consumer	19	—
Total	$3,899	$91

No additional funds are committed to be advanced in connection with impaired loans.
Troubled debt restructurings entered into during the three and six months ended June 30, 2015 are as follows:

Three Months Ended June 30, 2015	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
1-4 family residential	2	$477	$494
Six Months Ended June 30, 2015
Real estate:
1-4 family residential	4	946	984
During the three and six months ended June 30, 2015, four residential real estate loans were modified to capitalize past due interest.
There were no troubled debt restructurings recorded during the three and six months ended June 30, 2014 and there were no troubled debt restructurings that defaulted during the three and six months ended June 30, 2015 and 2014, for which default was within one year of the restructure date.
Credit Quality Information
The Company utilizes a ten-grade internal loan rating system for all loans as follows:
Loans rated 1 – 6 are considered “acceptable” rated loans that are performing as agreed, and generally require only routine supervision.
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
Loans rated 10 are considered "loss" and the credit extended to the customer is considered uncollectible or of such little value that it does not warrant consideration as an active asset.

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
The following tables present the Company’s loans by risk rating at June 30, 2015 and December 31, 2014:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
June 30, 2015
Loans rated 1 - 6	$2,063	$471	$449,752	$60,878	$151,046	$5	$664,215
Loans rated 7	4,283	848	—	—	135	—	5,266
Loans rated 8	1,658	144	460	—	—	39	2,301
Loans rated 9	705	—	—	—	—	—	705
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	500,087	64,332	—	—	—	33,124	597,543
	$508,796	$65,795	$450,212	$60,878	$151,181	$33,168	$1,270,030
December 31, 2014
Loans rated 1 - 6	$3,381	$473	$387,651	$53,606	$150,960	$5	$596,076
Loans rated 7	3,095	852	156	—	863	—	4,966
Loans rated 8	1,331	—	—	—	—	31	1,362
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	451,757	60,425	—	—	—	31,742	543,924
	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$1,147,037

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

The Company did not have derivative fair value hedges or derivative cash flow hedges at June 30, 2015 and December 31, 2014. The table below presents information about derivative financial instruments not designated as hedging instruments at June 30, 2015 and December 31, 2014.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
June 30, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$246,278	$6,165	$246,278	$6,625
Other contracts	8,458	7	8,217	69
Total derivatives	$254,736	$6,172	$254,495	$6,694
December 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$202,970	$5,446	$202,970	$5,759
Other contracts	8,616	8	8,287	83
Total derivatives	$211,586	$5,454	$211,257	$5,842

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

NOTE 5 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
NOW and demand	$268,126	$245,117
Regular savings	291,628	303,834
Money market	296,539	280,139
Brokered money market	23,759	23,166
Total non-certificate accounts	880,052	852,256

Term certificates of $100,000 or more	151,167	142,569
Term certificates less than $100,000	159,198	159,186
Brokered term certificates	83,705	58,705
Total certificate accounts	394,070	360,460
Total deposits	$1,274,122	$1,212,716

At June 30, 2015, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$203,395	0.59%
1-2 years	67,373	1.15
2-3 years	45,934	1.26
3-4 years	11,971	1.23
4 years and beyond	65,397	2.01
	$394,070	1.02%

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2015 and December 31, 2014, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2015
Assets
Securities available for sale:
Debt securities	$657	$383,153	$—	$383,810
Marketable equity securities	48,017	—	—	48,017
Derivative assets	—	6,172	—	6,172
Total assets	$48,674	$389,325	$—	$437,999
Liabilities
Derivative liabilities	$—	$6,694	$—	$6,694

December 31, 2014
Assets
Securities available for sale:
Debt securities	$13,219	$359,930	$—	$373,149
Marketable equity securities	43,298	—	—	43,298
Derivative assets	—	5,454	—	5,454
Total assets	$56,517	$365,384	$—	$421,901
Liabilities
Derivative liabilities	$—	$5,842	$—	$5,842

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At June 30, 2015, there are no assets measured at fair value on a non-recurring basis. At June 30, 2014, there was one impaired loan measured at fair value on a non-recurring basis using level 3 inputs, in the amount of $120,000, with losses on this loan for the three and six months ended June 30, 2014 amounting to $18,000. At June 30, 2015 and December 31, 2014 there were no liabilities measured at fair value on a non-recurring basis.
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2015
Financial assets:
Cash and cash equivalents	$53,402	$53,402	$—	$—	$53,402
Securities available for sale	431,827	48,674	383,153	—	431,827
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,257,882	—	—	1,233,309	1,233,309
Accrued interest receivable	4,878	—	—	4,878	4,878
Financial liabilities:
Deposits	1,274,122	—	—	1,276,127	1,276,127
Borrowings	130,000	—	131,016	—	131,016
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	6,172	—	6,172	—	6,172
Liabilities	6,694	—	6,694	—	6,694

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$60,146	$60,146	$—	$—	$60,146
Securities available for sale	416,447	56,517	359,930	—	416,447
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,147,505	—	—	1,132,024	1,132,024
Accrued interest receivable	4,433	—	—	4,433	4,433
Financial liabilities:
Deposits	1,212,716	—	—	1,214,251	1,214,251
Borrowings	75,000	—	76,074	—	76,074
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	5,454	—	5,454	—	5,454
Liabilities	5,842	—	5,842	—	5,842

NOTE 7 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in stockholders' equity, are as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Securities available for sale:
Net unrealized gain	$3,049	$5,265
Tax effect	(1,069)	(1,873)
Net-of-tax amount	1,980	3,392
Defined benefit pension plan:
Unrecognized net actuarial loss	(1,302)	(1,358)
Tax effect	521	543
Net-of-tax amount	(781)	(815)
	$1,199	$2,577

Changes in accumulated other comprehensive income, by component, follows:

	Three Months Ended June 30, 2015
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at March 31, 2015	$5,176	$(815)	$4,361
Other comprehensive income before reclassification	(4,793)	—	(4,793)
Amounts reclassified	(267)	56	(211)
Tax effects	1,864	(22)	1,842
Net current-period other comprehensive income	(3,196)	34	(3,162)
Balance at June 30, 2015	$1,980	$(781)	$1,199

	Three Months Ended June 30, 2014
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at March 31, 2014	$4,217	$482	$4,699
Other comprehensive income before reclassification	5,584	—	5,584
Amounts reclassified	(1,191)	—	(1,191)
Tax effects	(1,620)	—	(1,620)
Net current-period other comprehensive income	2,773	—	2,773
Balance at June 30, 2014	$6,990	$482	$7,472

	Six Months Ended June 30, 2015
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2014	$3,392	$(815)	$2,577
Other comprehensive income before reclassification	(631)	—	(631)
Amounts reclassified	(1,585)	56	(1,529)
Tax effects	804	(22)	782
Net current-period other comprehensive income	(1,412)	34	(1,378)
Balance at June 30, 2015	$1,980	$(781)	$1,199

	Six Months Ended June 30, 2014
	Securities Available for Sale	Defined Benefit Pension Plan	Total
Balance at December 31, 2013	$1,983	$482	$2,465
Other comprehensive income before reclassification	9,756	—	9,756
Amounts reclassified	(1,732)	—	(1,732)
Tax effects	(3,017)	—	(3,017)
Net current-period other comprehensive income	5,007	—	5,007
Balance at June 30, 2014	$6,990	$482	$7,472

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
As of June 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of June 30, 2015 and December 31, 2014 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
June 30, 2015
Total capital (to risk weighted assets)	$414,490	29.0%	$114,180	8.0%	$142,726	10.0%
Tier 1 capital (to risk weighted assets)	399,433	28.0	85,636	6.0	114,181	8.0
Common equity Tier 1(to risk weighted assets)	399,433	28.0	64,227	4.5	92,772	6.5
Tier 1 capital (to average assets)	399,433	22.6	70,699	4.0	88,374	5.0
December 31, 2014
Total capital (to risk weighted assets)	$409,545	32.6%	$100,513	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	395,615	31.5	50,527	4.0	N/A	N/A
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	395,615	23.3	67,820	4.0	N/A	N/A
Blue Hills Bank:
June 30, 2015
Total capital (to risk weighted assets)	$291,821	20.5%	$114,148	8.0%	$142,684	10.0%
Tier 1 capital (to risk weighted assets)	276,764	19.4	85,611	6.0	114,148	8.0
Common equity Tier 1(to risk weighted assets)	276,764	19.4	64,208	4.5	92,745	6.5
Tier 1 capital (to average assets)	276,764	15.7	70,695	4.0	88,369	5.0
December 31, 2014
Total capital (to risk weighted assets)	$283,443	22.7%	$99,973	8.0%	$124,966	10.0%
Tier 1 capital (to risk weighted assets)	269,513	21.6	49,987	4.0	74,980	6.0
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	269,513	15.9	67,707	4.0	84,634	5.0

Dividends
On July 22, 2015, the Company announced that its Board of Directors declared a cash dividend of $0.02 per common share. The dividend will be payable on or about August 20, 2015, to stockholders of record as of August 6, 2015.
Stock Repurchase Program
On July 22, 2015, the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company intends to purchase up to 1,423,340 shares of its issued and outstanding shares of common stock, which represents approximately 5% of the Company's issued and outstanding shares.

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

June 30, 2015

Allocated	75,912
Committed to be allocated	37,644
Unallocated	2,163,789
2,277,345
The fair value of unallocated shares was approximately $30.3 million at June 30, 2015.
Total compensation expense recognized in connection with the ESOP for the three and six months ended June 30, 2015 was $259,000 and $508,000. There was no compensation expense recognized in connection with the ESOP during the three and six months ended June 30, 2014.

NOTE 10 – EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of June 30, 2015. Earnings per share is not applicable for the periods ended June 30, 2014.

	Three Months Ended	Six Months Ended
	June 30, 2015	June 30, 2015
	(Dollars in thousands)
Net income applicable to common stock	$1,699	$3,005

Average number of common shares outstanding	28,466,813	28,466,813
Less: Average unallocated ESOP shares	(2,173,253)	(2,182,612)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	26,293,560	26,284,201

Earnings per common share:
Basic	$0.06	$0.11
Diluted	$0.06	$0.11

NOTE 11 – SUBSEQUENT EVENTS
On July 31, 2015, approximately $196.3 million of securities available for sale, with unrealized gains of $666,000, were transfered to held to maturity designation. Held to maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is transferred from available for sale to held to maturity, the fair value at the time of transfer becomes the held-to-maturity security’s new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the investments remaining life as an adjustment of yield in a manner similar to a premium or discount.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total Assets. Total assets increased $116.4 million, or 6.7%, to $1.8 billion at June 30, 2015 from $1.7 billion at December 31, 2014, mainly driven by loan growth.

Loans. Net loans grew $123.1 million, or 10.9%, from the end of 2014 to $1.3 billion at June 30, 2015. The higher level of net loans was driven primarily by growth from direct originations in the commercial real estate portfolio which was up $62.4 million, or 16.1%, and the 1-4 family residential mortgage portfolio which was up $48.5 million, or 10.5%, from December 31, 2014. Other loan categories had smaller changes.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$508,796	40.06%	$460,273	40.13%
Home equity	65,795	5.18	61,750	5.38
Commercial	450,212	35.45	387,807	33.81
Construction	60,878	4.79	53,606	4.67
Total real estate	1,085,681	85.48	963,436	83.99
Commercial business	151,181	11.90	151,823	13.24
Consumer	33,168	2.62	31,778	2.77
Total loans	1,270,030	100.00%	1,147,037	100.00%
Allowance for loan losses	(13,777)		(12,973)
Discount and fair value adjustments on purchased loans	(3,330)		(3,850)
Deferred loan costs, net	3,126		2,700
Loans, net	$1,256,049		$1,132,914

Securities Available for Sale. Total securities available for sale increased by $15.4 million, or 3.7%, to $431.8 million at June 30, 2015 from $416.4 million at December 31, 2014. An increase in corporate bonds due primarily from a repositioning of the debt securities portfolio that was completed in the first quarter has been partially offset by a net decline in other categories. Unrealized gains on securities available for sale decreased to $3.0 million at June 30, 2015 from $5.3 million at December 31, 2014 reflecting a decline in the value of debt securities in the available for sale portfolio caused by the rise in interest rates.
The following table sets forth the amortized cost and fair value of our securities at the dates indicated, all of which were available for sale.

	At June 30, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$598	$657	$13,037	$13,219
U.S. government and government-sponsored enterprise obligations	32,223	32,232	26,335	26,437
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	149,496	149,430	160,091	160,553
Other mortgage- and asset-backed securities:
Private label commercial mortgage-backed securities	15,650	15,560	22,100	21,929
SBA asset-backed securities	16,671	16,719	27,765	28,046
Other asset-backed securities	11,375	11,270	16,235	16,192
Total other mortgage- and asset-backed securities	43,696	43,549	66,100	66,167
Other bonds and obligations:
State and political subdivisions	16,178	16,457	15,619	16,183
Financial services:
Banks	20,266	20,611	12,364	12,889
Diversified financials	22,989	23,316	15,796	16,132
Insurance and REITs	15,119	14,921	9,387	9,516
Total financial services	58,374	58,848	37,547	38,537
Other corporate:
Industrials	51,962	51,865	34,408	35,035
Utilities	31,079	30,772	16,873	17,018
Total other corporate	83,041	82,637	51,281	52,053
Total debt securities	383,606	383,810	370,010	373,149
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,752	5,000	5,623
Domestic community	3,216	3,282	3,216	3,297
Global asset allocation	36,956	38,983	32,956	34,378
Total marketable equity securities	45,172	48,017	41,172	43,298
Total securities available for sale	$428,778	$431,827	$411,182	$416,447
The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and commercial real estate financings.

At June 30, 2015, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $6.7 million, or 11.2%, to $53.4 million at June 30, 2015 from $60.1 million at December 31, 2014.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first half of 2015 as a result of current period earnings on such policies. At June 30, 2015, the investment was $31.1 million, compared to $30.6 million at December 31, 2014.

Goodwill and Core Deposit Intangible. At June 30, 2015, goodwill and core deposit intangible assets totaled $12.5 million compared to $13.4 million at December 31, 2014. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2014 is due solely to amortization of the core deposit intangible.
Deposits. Total deposits increased by $61.4 million, or 5.1%, from the end of 2014 to $1.3 billion at June 30, 2015. Increases in the NOW/demand, money market, brokered deposit, and the certificates of deposit categories were partially offset by declines in regular savings. Deposits were impacted by continued growth in the new Milton, Massachusetts branch and a seasonal decline at Nantucket Bank.
Borrowings. Total borrowings increased 73.3%, from $75.0 million at December 31, 2014 to $130.0 million at June 30, 2015 and the higher level of borrowings was used to fund asset growth. Short-term borrowings were $95.0 million at June 30, 2015 compared to $40.0 million at December 31, 2014 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $35.0 million at June 30, 2015 and December 31, 2014 and consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2016 through 2018.
Stockholders' Equity. Total stockholders' equity increased $2.1 million, or 0.5%, to $413.7 million at June 30, 2015 from $411.6 million at December 31, 2014. The increase from the end of 2014 is mainly due the addition of current period earnings, partially offset by a lower level of other comprehensive income. The balance in other comprehensive income declined from December 31, 2014 due to a drop in the value of debt securities in the available for sale portfolio caused by the rise in interest rates. As noted in Note 12, on July 31, 2015, approximately$196.3 million of securities available for sale, with unrealized gains of$666,000, were transfered to held to maturity designation. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the investments remaining life as an adjustment of yield in a manner similar to a premium or discount.
The tangible common equity (total equity less goodwill and intangibles, or $401.2 million) to tangible assets (total assets less goodwill and intangibles, or $1.8 billion) ratio decreased to 21.9% at June 30, 2015 from 23.2% at December 31, 2014.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2015 and 2014
General. The Company reported net income of $1.7 million for the three months ended June 30, 2015 compared to net income of $429,000 for the three months ended June 30, 2014. The second quarter of 2014 results included pre-tax expenses of $330,000 related to the Company's mutual-to-stock conversion and $173,000 related to the January 2014 Nantucket Bank acquisition (related tax benefits for these items amounted to $171,000). Excluding these items, net income was $761,000 for the second quarter of 2014.

Average Balances and Yields
The following tables sets forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 34%. Prior periods have been restated to reflect this change.

	For the Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,223,681	$10,812	3.54%	$969,417	$9,454	3.91%
Securities	429,348	2,332	2.18	422,335	2,128	2.02
Other interest earning assets (1)	42,832	73	0.68	94,149	71	0.30
Total interest-earning assets	1,695,861	13,217	3.13%	1,485,901	11,653	3.15%
Non-interest-earning assets	92,390			90,026
Total assets	$1,788,251			$1,575,927
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$123,904	14	0.05%	$121,263	19	0.06%
Regular savings accounts	298,850	292	0.39	345,837	329	0.38
Money market accounts	297,903	471	0.63	191,972	251	0.52
Certificates of deposit	371,150	968	1.05	359,668	749	0.84
Total interest-bearing deposits	1,091,807	1,745	0.64	1,018,740	1,348	0.53
Borrowings	134,362	270	0.81	206,077	326	0.63
Total interest-bearing liabilities	1,226,169	2,015	0.66%	1,224,817	1,674	0.55%
Non-interest-bearing deposits	130,276			112,849
Other non-interest-bearing liabilities	16,091			63,496
Total liabilities	1,372,536			1,401,162
Equity	415,715			174,765
Total liabilities and equity	$1,788,251			$1,575,927

Net interest-earning assets (2)	$469,692			$261,084

Net interest and dividend income (FTE)		11,202			9,979
Less: FTE adjustment		(87)			(102)
Net interest and dividend income (GAAP)		$11,115			$9,877

Net interest rate spread (FTE) (3)			2.47%			2.60%
Net interest margin (FTE) (4)			2.65%			2.69%
Average interest-earning assets to interest-bearing liabilities	138.31%			121.32%
Total deposits cost			0.57%			0.48%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,201,323	$21,282	3.57%	$925,331	$17,560	3.83%
Securities	425,740	4,553	2.16	432,652	4,241	1.98
Other interest earning assets (1)	46,696	143	0.62	70,295	123	0.35
Total interest-earning assets	1,673,759	25,978	3.13%	1,428,278	21,924	3.10%
Non-interest-earning assets	94,894			83,328
Total assets	$1,768,653			$1,511,606
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$123,070	28	0.05%	$118,113	40	0.07%
Regular savings accounts	299,986	611	0.41	348,094	684	0.40
Money market accounts	297,633	979	0.66	181,187	460	0.51
Certificates of deposit	362,364	1,890	1.05	357,577	1,515	0.85
Total interest-bearing deposits	1,083,053	3,508	0.65	1,004,971	2,699	0.54
Borrowings	121,530	524	0.87	185,818	630	0.68
Total interest-bearing liabilities	1,204,583	4,032	0.67%	1,190,789	3,329	0.56%
Non-interest-bearing deposits	128,108			104,567
Other non-interest-bearing liabilities	20,858			42,143
Total liabilities	1,353,549			1,337,499
Equity	415,104			174,107
Total liabilities and equity	$1,768,653			$1,511,606

Net interest-earning assets (2)	$469,176			$237,489

Net interest and dividend income (FTE)		21,946			18,595
Less: FTE adjustment		(166)			(204)
Net interest and dividend income (GAAP)		$21,780			$18,391

Net interest rate spread (FTE) (3)			2.46%			2.54%
Net interest margin (FTE) (4)			2.64%			2.63%
Average interest-earning assets to interest-bearing liabilities	138.95%			119.94%
Total deposits cost			0.58%			0.49%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$2,312	$(954)	$1,358
Securities	35	169	204
Other	(23)	25	2
Total interest-earning assets	2,324	(760)	1,564
Interest-bearing liabilities:
NOW accounts	—	(5)	(5)
Savings accounts	(44)	7	(37)
Money market accounts	115	105	220
Certificates of Deposit	23	196	219
Total interest-bearing deposits	94	303	397
Borrowings	(94)	38	(56)
Total interest-bearing liabilities	—	341	341
Change in net interest and dividend income (FTE)	$2,324	$(1,101)	$1,223

	Six Months Ended June 30,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$4,976	$(1,254)	$3,722
Securities	(67)	379	312
Other	(31)	51	20
Total interest-earning assets	4,878	(824)	4,054
Interest-bearing liabilities:
NOW accounts	2	(14)	(12)
Savings accounts	(91)	18	(73)
Money market accounts	232	287	519
Certificates of Deposit	20	355	375
Total interest-bearing deposits	163	646	809
Borrowings	(182)	76	(106)
Total interest-bearing liabilities	(19)	722	703
Change in net interest and dividend income (FTE)	$4,897	$(1,546)	$3,351

Net Interest and Dividend Income. Net interest and dividend income was $11.1 million in the second quarter of 2015, up $1.2 million, or 12.5%, from $9.9 million in the second quarter of 2014. Net interest margin declined to 2.65% in the second quarter of 2015 from 2.69% in the second quarter of 2014. Purchase accounting accretion related to the January 2014 Nantucket Bank acquisition was $779,000 in the second quarter of last year compared to $268,000 in the second quarter of 2015. Excluding Nantucket accretion, net interest income increased $1.7 million, or 19.2%, while net interest margin improved 11 basis points to 2.59%. The improvement in net interest income reflects a $254.3 million, or 26.2%, increase in average loans, the bulk of which was funded with an increase in non-interest bearing funds, which benefited both net interest income and margin. Average equity increased $241.0 million due to the Company's mutual-to-stock conversion while average non-interest bearing deposits increased $17.4 million, or 15.4%, to $130.3 million in the second quarter of 2015. Net interest income and margin also benefited from a higher securities yield reflecting a repositioning of the debt securities portfolio. These benefits were partially offset by a decline in loan yield and an increase in the cost of interest bearing liabilities from the second quarter of last year due, in part, to promotional rate programs.

Compared to the first six months of 2014, net interest and dividend income increased $3.4 million, or 18.4%, while net interest margin improved one basis point to 2.64%. Purchase accounting accretion related to the January 2014 Nantucket Bank acquisition was $969,000 in the first half of last year compared to $488,000 in the first half of 2015. Excluding Nantucket accretion, net interest income increased $3.9 million, or 22.2%, while net interest margin improved 10 basis points to 2.59%. The improvements in net interest and dividend income and margin were mainly driven by the same factors discussed above in the quarterly comparison. Average loans grew $276.0 million, or 29.8%, the bulk of which was funded by a $264.6 million increase in non-interest bearing funds, mainly reflecting the Company's mutual-to-stock conversion. In addition, the securities yield improved due to a repositioning of the debt securities portfolio and these benefits were partially offset by an increase in the cost of interest bearing liabilities.

Interest and Dividend Income. Interest and dividend income increased $1.6 million, or 13.7%, to $13.1 million for the three months ended June 30, 2015 from $11.6 million for the three months ended June 30, 2014. Interest and fees on loans grew $1.4 million, or 14.5%, to $10.8 million in the three months ended June 30, 2015 from $9.4 million in the second quarter of 2014. The increase reflects a $254.3 million, or 26.2%, increase in average loans driven by higher levels of loans in all categories, with the more significant growth seen in the residential mortgage and commercial real estate portfolios. Loan yield declined 37 basis points to 3.54% for the three months ended June 30, 2015 from 3.91% for the three months ended June 30, 2014 due to a decline in Nantucket accretion, the low interest rate environment and competitive pricing pressures, however, excluding the impact of Nantucket accretion loan yield was down 15 basis points. Interest on securities increased $234,000, or 11.7%, to $2.2 million for the three months ended June 30, 2015 from $2.0 million for the three months ended June 30, 2014. The improvement, was due, in part, to a repositioning of our debt securities portfolio which has resulted in a higher yield.

Compared to the first six months of 2014, interest and dividend income increased $4.1 million, or 18.8%, to $25.8 million for the first half of 2015. Interest and fees on loans grew $3.7 million, or 21.4%, to $21.2 million in the six months ended June 30, 2015 from $17.5 million in the first half of 2014 as average loans grew $276.0 million, or 29.8%, from a year ago. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.57% in the first half of 2015 from 3.83% in the first half of 2014. This reflects a decline in Nantucket accretion, the low interest rate environment and competitive pricing pressures. Excluding the impact of Nantucket accretion, loan yield was down 15 basis points to 3.49%. Interest on securities increased $433,000, or 11.0%, to $4.4 million for the six months ended June 30, 2015 from $3.9 million for the six months ended June 30, 2014. The improvement, was due, in part, to a repositioning of our debt securities portfolio which has resulted in a higher yield.

Interest Expense. Interest expense increased $341,000, or 20.4%, to $2.0 million for the three months ended June 30, 2015 from $1.7 million for the three months ended June 30, 2014. Interest expense on deposits increased $397,000, or 29.5%, to $1.7 million for the three months ended June 30, 2015 from $1.3 million for the three months ended June 30, 2014. The increase was mainly due to a $73.1 million, or 7.2%, increase in average interest bearing deposits to $1.1 billion in the second quarter of 2015 mainly due to a higher level of money market deposits partially offset by a decline in regular savings. In addition, there was an 11 basis point increase in the cost of interest bearing deposits to 0.64% in the second quarter of 2015 driven mainly by promotional rate deposit pricing programs. The growth in interest expense on deposits was partially offset by a $56,000, or 17.2%, decline in interest expense on borrowings to $270,000 for the three months ended June 30, 2015 from $326,000 for the three months ended June 30, 2014. The lower level of expense was primarily due to a $71.7 million, or 34.8%, decline in the average balance of borrowings to $134.4 million in the second quarter of 2015 as the increase in deposits and the proceeds from the mutual-to-stock conversion enabled the Company to reduce borrowings.

Compared to the first six months of 2014, interest expense increased $703,000, or 21.1%, to $4.0 million for the first six months of 2015. The comparison of interest expense in the six month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $809,000, or 30.0%, to $3.5 million for the six months ended June 30, 2015 from $2.7 million for the first six months of 2014. The increase was mainly due to a $78.1 million, or 7.8%, increase in average interest bearing deposits to $1.1 billion in the first half of 2015 mainly due to a higher level of money market deposits partially offset by a decline in regular savings. In addition, there was an 11 basis point increase in the cost of interest bearing deposits to 0.65% in the first half of 2015 driven mainly by promotional rate deposit pricing programs. The growth in interest expense on deposits was partially offset by a $106,000, or 16.8%, decline in interest expense on borrowings to $524,000 for the six months ended June 30, 2015 from $630,000 for the six months ended June 30, 2014. The lower level of expense was primarily due to a $64.3 million, or 34.6%, decline in the average balance of borrowings to $121.5 million in the first half of 2015 as the increase in deposits and the proceeds from the mutual-to-stock conversion enabled the Company to reduce borrowings.

Provision for Loan Losses. The provision for loan losses was $544,000 in the second quarter of 2015 compared to $959,000 in the second quarter of 2014. For the first six months of 2015, the provision for loan losses was $823,000 compared to $1.7 million in the first half of 2014. The provision in all periods reflects management’s assessment of the growth and risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.08% at June 30, 2015 compared to 1.13% at December 31, 2014. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 5.0% of the total allowance for loan losses at June 30, 2015 compared to 5.1% at December 31, 2014.

Non-interest Income. Non-interest income increased $167,000, or 7.2%, from the second quarter of 2014 to $2.5 million in the first quarter of 2015. The increase was due mainly due to increases in loan level derivative fee income and miscellaneous income. Loan level derivative fee income was $770,000 in the second quarter of 2015 compared to $57,000 in the second quarter of 2014. Revenue in this category can be volatile since it is a function of the amount of commercial loans that customers opt to convert from floating to fixed rate via interest rate swaps in any given quarter. Miscellaneous income improved to $393,000 in the second quarter of 2015 from $27,000 in the second quarter of 2014. The most significant factor behind the change in miscellaneous income relates to the portfolio of commercial loan customer interest rate swap contracts discussed above. While fee income from these contracts is recorded to loan level derivative fee income, these contracts are marked to market over the life of each swap and these valuation marks are reflected in miscellaneous income. During the second quarter of 2014, the Company recorded negative valuation marks on these contracts as interest rates declined while in the second quarter of 2015 the Company recorded positive valuation marks as interest rates increased. While these interest rate marks create quarterly volatility in operating results, barring unforeseen credit related circumstances there is no net impact to earnings over the life of each contract.  Miscellaneous income was also impacted by a higher level of income received on CRA-qualified investments in the second quarter of 2015. The improvements were partially offset by a $924,000 decline in securities gains.

Non-interest income increased $722,000, or 18.3%, from the first half of 2014 to $4.7 million in the first six months of 2015. Loan level derivative fee income was $774,000 in the first half of 2015 compared to $207,000 in the first half of 2014 reflecting higher fees from commercial customers opting to convert loans from floating to fixed rate via interest rate swaps. Miscellaneous income improved to $242,000 in the first half of 2015 from $47,000 in the first half of 2014 due mainly to the impact in each period of marking commercial loan customer interest rate swap contracts to market. In addition, increases in deposit account fees, interchange and ATM fees, and mortgage banking income were partially offset by a decline in securities gains.

Non-interest Expense. Non-interest expense was $10.7 million in both the second quarter of 2015 and the second quarter of 2014. The first quarter of last year included $330,000 of expenses related to the Company's mutual-to-stock conversion and $173,000 related to one-time costs associated with the January 2014 Nantucket Bank acquisition. Excluding these items, non-interest expense in the second quarter of 2015 was $501,000 higher than the second quarter of 2014. The second quarter of 2015 included $259,000 of expense related to the employee stock ownership plan (ESOP) that was implemented in the second half of 2014 in connection with the mutual-to-stock conversion. In addition, salaries expense increased from last year reflecting merit and promotional increases, as well as expenses related to the Milton, Massachusetts branch and a loan production office in Plymouth, Massachusetts, both of which were opened subsequent to the second quarter of 2014.

For the first six months of 2015, non-interest expense was $21.3 million, up $368,000, or 1.8%, from the first half of 2014. The first half of last year included $948,000 related to one-time costs associated with the January 2014 Nantucket Bank acquisition and $818,000 of expenses related to the Company's mutual-to-stock conversion. Excluding these items, non-interest expense in the first half of 2015 was up $2.1 million, or 11.1% from the first half of 2014. The first half of 2015 included $508,000 of expense related to the ESOP that was implemented in the second half of 2014 in connection with the mutual-to-stock conversion. In addition, the growth in expenses reflects the opening of the Milton, Massachusetts branch and a loan production office in Plymouth, Massachusetts, subsequent to June 30, 2014 and higher operating expenses related to Nantucket Bank which was acquired in January 2014.

Income Tax Provision. The Company recorded an income tax provision of $689,000 in the second quarter of 2015 and had an effective tax rate in the quarter of 28.9% on pre-tax income of $2.4 million. In the second quarter of 2014, the Company recorded a tax provision of $137,000 and had an effective tax rate of 24.2% on pre-tax income of $566,000. The tax provision in the first half of 2015 was $1.3 million and the effective tax rate was 30.6% on pre-tax income of $4.3 million compared to a tax benefit of $292,000 and the effective tax rate of 111.9% on a pre-tax loss of $261,000 in the first half of 2014. The tax provision in any period is a function of the level of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2015
Real estate loans and lines:
1-4 family residential	2	$1,149	5	$745	7	$1,894
Home equity	5	216	2	624	7	840
Total real estate loans and lines	7	1,365	7	1,369	14	2,734
Consumer loans	1	2	—	—	1	2
Total loans	8	$1,367	7	$1,369	15	$2,736
At December 31, 2014
Real estate loans and lines:
1-4 family residential	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Total real estate loans and lines	3	522	9	1,845	12	2,367
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at June 30, 2015 and December 31, 2014.

	At June 30, 2015	At December 31, 2014
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$4,182	$3,876
Home equity	717	578
Consumer	39	27
Total non-accrual loans	$4,938	$4,481

Ratios:
Non-accrual loans to total loans	0.39%	0.39%
Non-performing assets to total assets	0.27%	0.26%

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. The table below sets forth the amounts of our troubled debt restructurings (all residential) at the dates indicated.

	At June 30, 2015	At December 31, 2014
	(Dollars in thousands)

Performing troubled debt restructurings	$241	$255
Nonaccrual troubled debt restructurings	1,203	467
Total	$1,444	$722

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.02%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.04%
Total troubled debt restructurings as a % of total loans	0.11%	0.06%
The following table sets forth the amounts of criticized loans as of the dates indicated.

	At June 30, 2015	At December 31, 2014
	(In thousands)
Classified loans:
Substandard	$2,301	$1,362
Doubtful	705	709
Loss	—	—
Total classified loans	3,006	2,071
Special mention	5,266	4,966
Total criticized loans	$8,272	$7,037

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2015, there were $5.3 million of assets designated as special mention compared to $5.0 million at December 31, 2014. At June 30, 2015, over 90% of criticized loans are in the residential mortgage and home equity loan categories. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 1.08% at June 30, 2015 from 1.13% at December 31, 2014. The decline reflects generally improving economic conditions in eastern Massachusetts and a seasoning of our lending and risk management teams. Changes in the allowance for loan losses during the periods indicated were as follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$13,238	$10,346	$12,973	$9,671
Charge-offs:
Real estate:
1-4 family residential	—	—	—	(18)
Consumer loans	(5)	(13)	(19)	(34)
Total charge-offs	(5)	(13)	(19)	(52)
Recoveries:
Real estate:
1-4 family residential	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	(5)	(13)	(19)	(52)
Provision for loan losses	544	959	823	1,673
Balance at end of period	$13,777	$11,292	$13,777	$11,292
Ratios:
Net (charge-offs) recoveries to average loans outstanding	—%	(0.01)%	—%	(0.01)%
Allowance for loan losses to non-accrual loans at end of period	278%	251%	278%	251%
Allowance for loan losses to total loans at end of period (1)	1.08%	1.13%	1.08%	1.13%

(1)	Total loans does not include deferred costs or discounts.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30, 2015		At December 31, 2014
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$3,407	40.06%	$3,222	40.13%
Home equity	419	5.18	340	5.38
Commercial	4,568	35.45	3,551	33.81
Construction	1,024	4.79	1,056	4.67
Commercial business loans	2,991	11.90	3,410	13.24
Consumer loans	680	2.62	736	2.77
Total allocated allowance	13,089	100.00%	12,315	100.00%
Unallocated	688		658
Total	$13,777		$12,973

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
As of June 30, 2015, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	2.0%
-100	0.3%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at June 30, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.0% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.3% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2015 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 8.2% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 0.40% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At June 30, 2015, there were $130.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $315.5 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At June 30, 2015, the market value of collateral pledged consisted of $570.8 million of residential and commercial mortgage loans and $21.1 million of U.S. government and government-sponsored securities.

At June 30, 2015, the Company also had $32.0 million available under an unsecured federal funds line with a correspondent bank, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at June 30, 2015.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2015, cash and cash equivalents totaled $53.4 million, which was down from $60.1 million at December 31, 2014.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $61.4 million during the six months ended June 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net increase in borrowings of $55.0 million for the six months ended June 30, 2015.

At June 30, 2015, we had $86.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $186.8 million in unused lines of credit to borrowers and letters of credit and $51.8 million in undisbursed construction loans. Certificates of deposit due within one year of June 30, 2015 totaled $203.4 million, or 16.0% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of June 30, 2015 totaled $133.4 million, or 10.5% of total deposits.

We are subject to various regulatory capital requirements, including a risk-based capital measure. At June 30, 2015, we exceeded all regulatory capital requirements and were considered “well capitalized” under regulatory guidelines.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015. As of June 30, 2015 the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Company announced a stock repurchase program pursuant to which the Company intends to purchase up to 1,423,340 shares of its issued and outstanding shares of common stock, which represents approximately 5% of the Company's then issued and outstanding shares. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions and pursuant to a trading plan that will be adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. Any repurchased shares will be held by the Company as authorized but unissued shares. The repurchase program has no expiration date, but may be suspended, terminated or modified at any time for any reason, including market conditions, the cost of repurchasing shares, the availability of alternative investment opportunities, liquidity, and other factors deemed appropriate. The repurchase program does not obligate the Company to purchase any particular number of shares.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Net Income for the three and six months ended June 30, 2015 and 2014 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: August 7, 2015	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: August 7, 2015	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer