Form 10-Q
period 2015-09-30
Blue Hills Bancorp, Inc.
filed 2015-11-13
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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
YES [   ]     NO [X]
As of November 6, 2015, there were 27,585,013 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014	2
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2015 and 2014	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2015 and 2014	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.
	Controls and Procedures	46

	Part II. Other Information
Item 1.
	Legal Proceedings	46
Item 1A.
	Risk Factors	47
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.
	Defaults upon Senior Securities	47
Item 4.
	Mine Safety Disclosures	47
Item 5.
	Other Information	47
Item 6.
	Exhibits	47

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2015	December 31, 2014
(In thousands, except share data)
Assets
Cash and due from banks	$9,447	$15,345
Short-term investments	11,533	44,801
Total cash and cash equivalents	20,980	60,146
Securities available for sale, at fair value	231,697	416,447
Securities held to maturity, at amortized cost	197,632	—
Federal Home Loan Bank stock, at cost	11,702	11,702
Loans held for sale	21,423	14,591
Loans, net of allowance for loan losses of $15,082 at September 30, 2015 and $12,973 at December 31, 2014	1,352,120	1,132,914
Premises and equipment, net	19,485	18,788
Accrued interest receivable	5,174	4,433
Goodwill	9,160	9,160
Core deposit intangible	2,991	4,232
Net deferred tax asset	8,368	6,233
Bank-owned life insurance	31,358	30,595
Other assets	22,348	18,907
Total assets	$1,934,438	$1,728,148
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$146,479	$123,392
Interest bearing	1,198,479	1,089,324
Total deposits	1,344,958	1,212,716
Short-term borrowings	115,000	40,000
Long-term debt	45,000	35,000
Accrued expenses and other liabilities	21,868	28,826
Total liabilities	1,526,826	1,316,542

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common Stock, $0.01 par value, (100,000,000 shares authorized; 28,150,313 and 28,466,813 issued and outstanding at September 30, 2015 and December 31, 2015, respectively)	282	285
Additional paid-in capital	276,730	281,035
Unearned compensation-ESOP	(21,445)	(22,014)
Retained earnings	153,969	149,723
Accumulated other comprehensive income (loss)	(1,924)	2,577
Total stockholders' equity	407,612	411,606
Total liabilities and stockholders' equity	$1,934,438	$1,728,148
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except share amounts)
Interest and dividend income:
Interest and fees on loans	$11,509	$9,725	$32,695	$27,175
Interest on securities	2,227	1,892	6,600	5,832
Dividends	1,673	1,388	1,885	1,673
Other	9	65	50	110
Total interest and dividend income	15,418	13,070	41,230	34,790
Interest expense:
Interest on deposits	1,926	1,376	5,434	4,075
Interest on borrowings	287	275	811	905
Total interest expense	2,213	1,651	6,245	4,980
Net interest and dividend income	13,205	11,419	34,985	29,810
Provision for loan losses	1,318	1,438	2,141	3,111
Net interest income, after provision for loan losses	11,887	9,981	32,844	26,699
Non-interest income:
Deposit account fees	319	337	987	971
Interchange and ATM fees	430	390	1,133	1,046
Mortgage banking	52	341	236	484
Loan level derivative income	513	296	1,287	503
Gains on sales and calls of securities, net	238	349	1,823	2,081
Bank-owned life insurance income	258	250	763	745
Pension curtailment gain	—	1,304	—	1,304
Miscellaneous	(116)	107	126	179
Total non-interest income	1,694	3,374	6,355	7,313
Non-interest expense:
Salaries and employee benefits	5,591	5,424	16,721	15,765
Occupancy and equipment	1,617	1,150	4,579	4,049
Data processing	939	805	2,601	2,111
Professional fees	610	694	1,909	2,976
Advertising	620	815	1,682	1,774
FDIC deposit insurance	262	360	807	734
Directors’ fees	112	150	329	456
Amortization of core deposit intangible	390	485	1,241	1,347
Charitable foundation contribution	—	7,000	—	7,000
Other general and administrative	707	865	2,265	2,454
Total non-interest expense	10,848	17,748	32,134	38,666
Income (loss) before income taxes	2,733	(4,393)	7,065	(4,654)
Provision (benefit) for income taxes	923	(1,435)	2,250	(1,726)
Net income (loss)	$1,810	$(2,958)	$4,815	$(2,928)

Earnings per common share:
Basic	$0.07	n/a	$0.18	n/a
Diluted	$0.07	n/a	$0.18	n/a
Weighted average shares outstanding:
Basic	26,183,381	n/a	26,250,065	n/a
Diluted	26,183,381	n/a	26,250,065	n/a
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income (loss)	$1,810	$(2,958)	$4,815	$(2,928)
Other comprehensive income (loss):
Securities available for sale:
Net unrealized holding gains (losses)	(4,508)	(3,911)	(5,139)	5,846
Reclassification adjustment for net gains realized in net income (1)	(234)	(349)	(1,819)	(2,081)
Reclassification of unrealized gains on securities transferred to held-to-maturity	(666)	—	(666)	—
Net change in unrealized gains and losses	(5,408)	(4,260)	(7,624)	3,765
Tax effect	1,887	1,539	2,691	(1,479)
Net-of-tax amount	(3,521)	(2,721)	(4,933)	2,286
Securities held to maturity:
Reclassification of unrealized gains on securities transferred from available-for-sale	666	—	666	—
Amortization of amounts previously recorded upon transfer from available-for-sale (2)	(35)	—	(35)	—
Net change in unrealized gains	631	—	631	—
Tax effect	(252)	—	(252)	—
Net-of-tax amount	379	—	379	—
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss (gain) recognized in net periodic benefit cost (3)	27	(70)	83	(70)
Actuarial losses arising during the period	—	(732)	—	(732)
Net change in actuarial losses	27	(802)	83	(802)
Tax effect	(8)	320	(30)	320
Net-of-tax amount	19	(482)	53	(482)
Other comprehensive income (loss)	(3,123)	(3,203)	(4,501)	1,804
Comprehensive income (loss)	$(1,313)	$(6,161)	$314	$(1,124)
______________________

(1)
Amounts are included in gains on sales of securities available for sale, net, in non-interest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustments for the three months ended September 30, 2015 and 2014 was $76,000 and $125,000, respectively. Income tax expense associated with the reclassification adjustment for the nine months ended September 30, 2015 and 2014 was $640,000 and $764,000, respectively.

(2)
Amounts are included in interest income on securities in the consolidated statements of operations. Income tax expense associated with the amortization amounts for the three and nine months ended September 30, 2015 was $14,000.

(3)
Amounts are included in salaries and benefits expense in the consolidated statements of operations. Income tax benefit (expense) associated with the reclassification adjustments for the three months ended September 30, 2015 and 2014 was $8,000 and $(24,000), respectively. Income tax benefit and (expense) associated with the reclassification adjustments for the nine months ended September 30, 2015 and 2014 was $30,000 and $(24,000), respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2015 and 2014 (unaudited)

	Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except share data)		Shares	Amount
Balance at December 31, 2013	$18,724	—	$—	$—	$—	$150,345	$2,465	$171,534
Comprehensive income (loss)	—	—	—	—	—	(2,928)	1,804	(1,124)
Issuance of common stock for initial public offering, net of expenses of $3,565	—	27,772,500	278	273,882	—	—	—	274,160
Issuance of common stock to Blue Hills Bank Charitable Foundation	—	694,313	7	6,936	—	—	—	6,943
Stock purchased by the ESOP	—	—	—	—	(22,773)	—	—	(22,773)
ESOP shares committed to be released	—	—	—	108	380	—	—	488
Redemption of SBLF preferred stock	(18,724)	—	—	—	—	—	—	(18,724)
Preferred stock dividends declared	—	—	—	—	—	(438)	—	(438)
Balance at September 30, 2014	—	28,466,813	$285	$280,926	$(22,393)	$146,979	$4,269	$410,066

Balance at December 31, 2014	$—	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income (loss)	—	—	—	—	—	4,815	(4,501)	314
ESOP shares committed to be released	—	—	—	213	569	—	—	782
Common stock dividends paid ($0.02 per common share)	—	—	—	—	—	(569)	—	(569)
Repurchase of common stock	—	(316,500)	(3)	(4,518)	—	—	—	(4,521)
Balance at September 30, 2015	$—	28,150,313	$282	$276,730	$(21,445)	$153,969	$(1,924)	$407,612

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$4,815	$(2,928)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,141	3,111
Net amortization of securities	2,813	1,535
Gains on sales and calls of securities, net	(1,823)	(2,081)
Proceeds from sale of loans	24,307	8,751
Loans originated for sale	(23,500)	(8,859)
Gains on sale of residential loans, net	(236)	(484)
Net amortization of deferred loan origination costs and (discounts)	(130)	441
Depreciation and amortization of premises and equipment	1,303	1,063
Amortization of core deposit intangible	1,241	1,347
Issuance of common stock to Charitable Foundation	—	6,943
Bank-owned life insurance income	(763)	(745)
ESOP expense	782	488
Pension curtailment gain	—	(1,304)
Deferred tax expense (benefit)	274	(2,776)
Net change in:
Trading assets	—	750
Accrued interest receivable	(741)	227
Other assets	(3,441)	(4,909)
Accrued expenses and other liabilities	(6,875)	819
Net cash provided by operating activities	167	1,389
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(139,939)	(167,474)
Sales	91,197	171,254
Maturities/calls	5,632	8,660
Principal paydowns	23,211	16,013
Activity in securities held to maturity:
Purchases	(8,074)	—
Maturities/calls	3,000	—
Principal paydowns	4,108	—
Loan originations and purchases, net of paydowns	(236,228)	(271,844)
Proceeds from jumbo residential portfolio loan sale	7,608	16,457
Net purchases of premises and equipment	(2,000)	(1,439)
Purchase of FHLBB stock	—	(936)
Cash provided by business combination, net of purchase price	—	151,587
Net cash used in investing activities	(251,485)	(77,722)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	96,484	(4,429)
Net change in brokered deposits	35,758	(32,918)
Net change in short-term borrowings	75,000	(95,000)
Repayment of long-term debt	10,000	(10,000)
Net proceeds from issuance of common stock	—	274,160
Acquisition of common stock by ESOP	—	(22,773)
Repurchase of common stock	(4,521)	—
Common stock dividends paid	(569)	—
Redemption of preferred stock	—	(18,724)
Preferred stock dividends paid	—	(438)
Net cash provided by financing activities	212,152	89,878
Net change in cash and cash equivalents	(39,166)	13,545
Cash and cash equivalents at beginning of year	60,146	40,316
Cash and cash equivalents at end of year	$20,980	$53,861
Supplementary information:
Interest paid	$6,215	$4,966
Income taxes paid, net of refunds	2,958	82
Amounts transferred from available-for-sale to held-to-maturity	196,958	—
Fair value of non-cash assets acquired	—	123,733
Fair value of liabilities assumed	—	275,320
Portfolio loans transferred to loans held for sale designation	20,669	18,218
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
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. For portfolios for which the Company had no prior loss experience, the national and state peer group losses for relevant portfolios generally over the years 2007-2014 were used. Charge-off factors are updated at least quarterly and management assesses them quantitatively on a quarterly basis. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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
General component
The general component of the allowance for loan losses is based on extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion for periods ranging from 2007-2014, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.
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
Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases and real estate collateral. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn, will have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.
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

NOTE 2 - SECURITIES AVAILABLE FOR SALE
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed	$14,291	$4	$(124)	$14,171
Other asset-backed	10,059	29	(69)	10,019
Total mortgage- and other asset-backed securities	24,350	33	(193)	24,190
State and political subdivisions	16,098	398	(25)	16,471
Financial services:
Banks	21,289	202	(64)	21,427
Diversified financials	22,358	527	(46)	22,839
Insurance and REITs	15,293	39	(173)	15,159
Total financial services	58,940	768	(283)	59,425
Other corporate:
Industrials	54,776	488	(845)	54,419
Utilities	31,220	62	(829)	30,453
Total other corporate	85,996	550	(1,674)	84,872
Total debt securities	185,384	1,749	(2,175)	184,958

Marketable equity securities:
Mutual funds:
Global equity	5,000	188	—	5,188
Domestic community	3,216	102	(9)	3,309
Global asset allocation	40,456	27	(2,241)	38,242
Total marketable equity securities	48,672	317	(2,250)	46,739
Total securities available for sale	$234,056	$2,066	$(4,425)	$231,697

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
U.S. Treasury	$646	$1	$—	$647
Government-sponsored enterprises	29,285	116	—	29,401
Government-sponsored mortgage-backed and collateralized mortgage obligations	151,357	748	(13)	152,092
SBA asset-backed securities	16,344	58	—	16,402
Total securities held to maturity	$197,632	$923	$(13)	$198,542

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
U.S. Treasury	$13,037	$182	$—	$13,219
Government-sponsored enterprises	26,335	131	(29)	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	756	(294)	160,553
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage-backed securities	22,100	30	(201)	21,929
SBA asset-backed securities	27,765	308	(27)	28,046
Other asset-backed securities	16,235	—	(43)	16,192
Total other mortgage- and asset-backed securities	66,100	338	(271)	66,167
State and political subdivisions	15,619	567	(3)	16,183
Financial services:
Banks	12,364	531	(6)	12,889
Diversified financials	15,796	354	(18)	16,132
Insurance and REITs	9,387	138	(9)	9,516
Total financial services	37,547	1,023	(33)	38,537
Other corporate:
Industrials	34,408	681	(54)	35,035
Utilities	16,873	265	(120)	17,018
Total other corporate	51,281	946	(174)	52,053
Total debt securities	370,010	3,943	(804)	373,149

Marketable equity securities:
Mutual funds:
Global equity	5,000	623	—	5,623
Domestic community	3,216	86	(5)	3,297
Global asset allocation	32,956	1,498	(76)	34,378
Total marketable equity securities	41,172	2,207	(81)	43,298
Total securities available for sale	$411,182	$6,150	$(885)	$416,447

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At September 30, 2015, there are $631,000 of net holding gains remaining in other comprehensive income.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2015 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$4,223	$4,235	$5,060	$5,062
After 1 year through 5 years	89,131	89,790	15,839	15,881
After 5 years through 10 years	59,079	58,052	9,032	9,105
After 10 years	8,601	8,691	—	—
	161,034	160,768	29,931	30,048
Mortgage- and asset-backed securities and collateralized mortgage obligations	24,350	24,190	167,701	168,494
	$185,384	$184,958	$197,632	$198,542

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

For the nine months ended September 30, 2015 and 2014, proceeds from sales of securities available for sale amounted to $91.2 million and $171.3 million, respectively. Gross realized gains amounted to $1.9 million and $2.6 million, respectively, and gross realized losses amounted to $35,000 and $515,000, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed	$(32)	$4,015	$(92)	$7,941
Other asset-backed	(69)	5,001	—	—
Total mortgage- and other asset-backed securities	(101)	9,016	(92)	7,941
State and political subdivisions	(25)	3,362	—	—
Financial services:
Banks	(64)	12,228	—	—
Diversified financials	(46)	3,562	—	—
Insurance and REITs	(173)	11,105	—	—
Total financial services	(283)	26,895	—	—
Other corporate:
Industrials	(845)	28,693	—	—
Utilities	(632)	23,466	(197)	866
Total other corporate	(1,477)	52,159	(197)	866
Total debt securities	(1,886)	91,432	(289)	8,807
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(9)	457
Global asset allocation	(2,241)	37,717	—	—
Total marketable equity securities	(2,241)	37,717	(9)	457
Total temporarily impaired available-for-sale securities	$(4,127)	$129,149	$(298)	$9,264

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$—	$—	$—	$—
Government-sponsored enterprises	—	—	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(13)	4,454	—	—
SBA asset-backed securities	—	—	—	—
Total temporarily impaired held-to-maturity securities	$(13)	$4,454	$—	$—

At September 30, 2015, multiple debt securities have unrealized losses with aggregate depreciation of 2.1% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2015.

At September 30, 2015, the Company had several mutual funds with an unrealized loss of $2,250,000, or 5.6% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Government-sponsored enterprises	$(12)	$5,932	$(17)	$1,080
Government-sponsored mortgage-backed and collateralized mortgage obligations	(190)	93,364	(104)	8,425
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	(69)	9,412	(132)	8,759
SBA asset-backed securities	(27)	5,529	—	—
Other asset-backed securities	(43)	16,192	—	—
Total other mortgage- and asset-backed securities	(139)	31,133	(132)	8,759
State and political subdivisions	(3)	1,955		—
Financial services:
Banks	(6)	2,907	—	—
Diversified financials	(18)	7,676	—	—
Insurance and REITs	(9)	4,177	—	—
Total financial services	(33)	14,760	—	—
Other corporate:
Industrials	(54)	9,575	—	—
Utilities	(120)	7,291	—	—
Total other corporate	(174)	16,866	—	—
Total debt securities	(551)	164,010	(253)	18,264
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	462
Diversified bonds	(76)	7,057	—	—
Total marketable equity securities	(76)	7,057	(5)	462
Total temporarily impaired securities	$(627)	$171,067	$(258)	$18,726

NOTE 3 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES
A summary of the balances of loans follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Real estate:
1-4 family residential	$539,506	$460,273
Home equity	73,432	61,750
Commercial real estate	499,057	387,807
Construction	54,528	53,606
	1,166,523	963,436
Commercial business	164,164	151,823
Consumer	35,960	31,778
Total loans	1,366,647	1,147,037
Allowance for loan losses	(15,082)	(12,973)
Discount and fair value adjustments on purchased loans	(2,272)	(3,850)
Deferred loan costs and fees, net	2,827	2,700
Loans, net	$1,352,120	$1,132,914

Activity in the allowance for loan losses for the three and nine months ended September 30, 2015 and 2014 and allocation of the allowance to loan segments as of September 30, 2015 and December 31, 2014 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2015
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777
Provision (credit) for loan losses	153	126	652	(302)	580	44	65	1,318
Loans charged-off	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2015	$3,560	$545	$5,220	$722	$3,571	$711	$753	$15,082

Three Months Ended September 30, 2014
Allowance at June 30, 2014	$3,088	$305	$3,242	$699	$2,655	$645	$658	$11,292
Provision for loan losses	341	45	398	256	345	53	—	1,438
Loans charged-off	—	—	—	—	—	(9)	—	(9)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2014	$3,429	$350	$3,640	$955	$3,000	$689	$658	$12,721

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	338	205	1,669	(334)	161	7	95	2,141
Loans charged-off	—	—	—	—	—	(32)	—	(32)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2015	$3,560	$545	$5,220	$722	$3,571	$711	$753	$15,082

Nine Months Ended September 30, 2014
Allowance at December 31, 2013	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	613	103	1,032	652	584	157	(30)	3,111
Loans charged-off	(19)	—	—	—	—	(42)	—	(61)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2014	$3,429	$350	$3,640	$955	$3,000	$689	$658	$12,721

Additional information pertaining to the allowance for loan losses at September 30, 2015 and December 31, 2014 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
September 30, 2015
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,560	545	5,220	722	3,571	711	753	15,082
Total allowance for loan losses	$3,560	$545	$5,220	$722	$3,571	$711	$753	$15,082
Impaired loans	$4,636	$733	$—	$—	$—	$150	$—	$5,519
Non-impaired loans	534,870	72,699	499,057	54,528	164,164	35,810	—	1,361,128
Total loans	$539,506	$73,432	$499,057	$54,528	$164,164	$35,960	$—	$1,366,647
December 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,222	340	3,551	1,056	3,410	736	658	12,973
Total allowance for loan losses	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Impaired loans	$4,419	$578	$—	$—	$—	$27	$—	$5,024
Non-impaired loans	455,854	61,172	387,807	53,606	151,823	31,751	—	1,142,013
Total loans	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$—	$1,147,037

The following is a summary of past due and non-accrual loans, by loan class, at September 30, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2015
Real estate:
1-4 family residential	$922	$1,238	$712	$2,872	$4,116
Home equity	502	309	612	1,423	733
Commercial business	11	—	—	11	—
Consumer	—	82	110	192	150
Total	$1,435	$1,629	$1,434	$4,498	$4,999

December 31, 2014
Real estate:
1-4 family residential	$3,137	$522	$1,370	$5,029	$3,876
Home equity	680	—	475	1,155	578
Consumer	217	—	5	222	$27
Total	$4,034	$522	$1,850	$6,406	$4,481
There were no loans past due 90 days or more and still accruing interest at September 30, 2015 and December 31, 2014.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2015	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,636	$5,426	$—
Home equity	733	965	—
Consumer	150	153	—
Total	$5,519	$6,544	$—

December 31, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,419	$5,211	$—
Home equity	578	804	—
Consumer	27	32	—
Total	$5,024	$6,047	$—

The following tables set forth information regarding average balances and interest income recognized (all on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30, 2015	(In thousands)
Real estate:
1-4 family residential	$4,559	$53
Home equity	717	6
Consumer	95	1
Total	$5,371	$60

Three Months Ended September 30, 2014
Real estate:
1-4 family residential	$4,248	$49
Home Equity	658	4
Consumer	47	1
Total	$4,953	$54

	Average Recorded Investment	Interest Income Recognized
Nine Months Ended September 30, 2015	(In thousands)
Real estate:
1-4 family residential	$4,558	$196
Home equity	652	20
Consumer	62	3
Total	$5,272	$219

Nine Months Ended September 30, 2014
Real estate:
1-4 family residential	$3,903	$153
Home Equity	289	14
Consumer	23	3
Total	$4,215	$170

No additional funds are committed to be advanced in connection with impaired loans.
There were no troubled debt restructurings during the three months ended September 30, 2015. Troubled debt restructurings entered into during the nine months ended September 30, 2015 consisted of four residential loans that had pre-modification recorded investments totaling $946,000 and post modification recorded investment of $984,000. Such loans were modified to capitalize past due interest.
There were no troubled debt restructurings recorded during the three and nine months ended September 30, 2014. There was one troubled debt restructuring that defaulted during the three and nine months ended September 30, 2015, for which default was within one year of the restructure date. There were no troubled debt restructurings that defaulted during the three and nine months ending September 30, 2014.

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
On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and commercial construction loans. At least annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. In addition, management utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

The following tables present the Company’s loans by risk rating at September 30, 2015 and December 31, 2014:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
September 30, 2015
Loans rated 1 - 6	$2,050	$468	$493,477	$54,528	$163,162	$5	$713,690
Loans rated 7	4,253	863	5,129	—	1,002	—	11,247
Loans rated 8	1,604	144	451	—	—	153	2,352
Loans rated 9	703	—	—	—	—	—	703
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	530,896	71,957	—	—	—	35,802	638,655
	$539,506	$73,432	$499,057	$54,528	$164,164	$35,960	$1,366,647
December 31, 2014
Loans rated 1 - 6	$3,381	$473	$387,651	$53,606	$150,960	$5	$596,076
Loans rated 7	3,095	852	156	—	863	—	4,966
Loans rated 8	1,331	—	—	—	—	31	1,362
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	451,757	60,425	—	—	—	31,742	543,924
	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$1,147,037

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

The table below presents information about derivative financial instruments not designated as hedging instruments at September 30, 2015 and December 31, 2014.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
September 30, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$231,513	$9,730	$231,513	$10,373
Other contracts	8,379	12	10,505	102
Total derivatives	$239,892	$9,742	$242,018	$10,475
December 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$202,970	$5,446	$202,970	$5,759
Other contracts	8,616	8	8,287	83
Total derivatives	$211,586	$5,454	$211,257	$5,842

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

NOTE 5 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
NOW and demand	$284,720	$245,117
Regular savings	288,597	303,834
Money market	341,588	280,139
Brokered money market	33,924	23,166
Total non-certificate accounts	948,829	852,256

Term certificates of $100,000 or more	155,026	142,569
Term certificates less than $100,000	155,398	159,186
Brokered term certificates	85,705	58,705
Total certificate accounts	396,129	360,460
Total deposits	$1,344,958	$1,212,716

At September 30, 2015, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$190,903	0.62%
1-2 years	87,040	1.09
2-3 years	36,404	1.29
3-4 years	32,623	1.79
4 years and beyond	49,159	1.97
	$396,129	1.05%

NOTE 6 - FAIR VALUE MEASURMENTS
Determination of fair value
The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the asset or liability.
The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:
Cash and cash equivalents: The carrying amounts of cash and due from banks and short-term investments approximate fair value.
Securities available for sale: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include U.S. Treasury securities and marketable equity securities. All other securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

Federal Home Loan Bank stock: The carrying value of Federal Home Loan Bank stock approximates fair value based on the redemption provisions of the Federal Home Loan Bank.

Loans: . Fair values are estimated using discounted cash flow analyses, using market interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Fair values for non-performing loans are estimated using discounted cash flow analyses or underlying collateral values, where applicable.

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2015 and December 31, 2014, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,958	$—	$184,958
Marketable equity securities	46,739	—	—	46,739
Derivative assets	—	9,742	—	9,742
Total assets	$46,739	$194,700	$—	$241,439
Liabilities
Derivative liabilities	$—	$10,475	$—	$10,475

December 31, 2014
Assets
Securities available for sale:
Debt securities	$13,219	$359,930	$—	$373,149
Marketable equity securities	43,298	—	—	43,298
Derivative assets	—	5,454	—	5,454
Total assets	$56,517	$365,384	$—	$421,901
Liabilities
Derivative liabilities	$—	$5,842	$—	$5,842

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At September 30, 2015, there are no assets measured at fair value on a non-recurring basis. At December 31, 2014, there was one impaired loan measured at fair value on a non-recurring basis using level 3 inputs, in the amount of $120,000, with losses on this loan for the three and nine months ended September 30, 2014 amounting to $18,000. At September 30, 2015 and December 31, 2014 there were no liabilities measured at fair value on a non-recurring basis.
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2015
Financial assets:
Cash and cash equivalents	$20,980	$20,980	$—	$—	$20,980
Securities available for sale	231,697	46,739	184,958	—	231,697
Securities held to maturity	197,632	647	197,895	—	198,542
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,373,543	—	—	1,347,827	1,347,827
Accrued interest receivable	5,174	—	—	5,174	5,174
Financial liabilities:
Deposits	1,344,958	—	—	1,347,227	1,347,227
Borrowings	160,000	—	160,900	—	160,900
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	9,742	—	9,742	—	9,742
Liabilities	10,475	—	10,475	—	10,475

December 31, 2014
Financial assets:
Cash and cash equivalents	$60,146	$60,146	$—	$—	$60,146
Securities available for sale	416,447	56,517	359,930	—	416,447
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale	1,147,505	—	—	1,132,024	1,132,024
Accrued interest receivable	4,433	—	—	4,433	4,433
Financial liabilities:
Deposits	1,212,716	—	—	1,214,251	1,214,251
Borrowings	75,000	—	76,074	—	76,074
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	5,454	—	5,454	—	5,454
Liabilities	5,842	—	5,842	—	5,842

NOTE 7 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$(2,359)	$5,265
Tax effect	818	(1,873)
Net-of-tax amount	(1,541)	3,392
Securities held to maturity:
Net unrealized gain on transferred securities	631	—
Tax effect	(252)	—
Net-of-tax amount	379	—
Defined benefit pension plan:
Unrecognized net actuarial loss	(1,275)	(1,358)
Tax effect	513	543
Net-of-tax amount	(762)	(815)
	$(1,924)	$2,577

Changes in accumulated other comprehensive income (loss), by component, follow:

	Three Months Ended September 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at June 30, 2015	$1,980	$—	$(781)	$1,199
Other comprehensive loss before reclassification	(4,508)	—	—	(4,508)
Realized gains reclassified	(234)	—	—	(234)
Amortization of actuarial losses	—	—	27	27
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	(35)	—	(35)
Tax effects	1,887	(252)	(8)	1,627
Net current-period other comprehensive income (loss)	(3,521)	379	19	(3,123)
Balance at September 30, 2015	$(1,541)	$379	$(762)	$(1,924)

	Three Months Ended September 30, 2014
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at June 30, 2014	$6,990	$—	$482	$7,472
Other comprehensive loss before reclassification	(3,911)	—	(732)	(4,643)
Realized gains reclassified	(349)	—	—	(349)
Amortization of actuarial gains	—	—	(70)	(70)
Tax effects	1,539	—	320	1,859
Net current-period other comprehensive income	(2,721)		(482)	(3,203)
Balance at September 30, 2014	$4,269		$—	$4,269

	Nine Months Ended September 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2014	$3,392	$—	$(815)	$2,577
Other comprehensive loss before reclassification	(5,139)	—	—	(5,139)
Realized gains reclassified	(1,819)	—	—	(1,819)
Amortization of actuarial gains	—	—	83	83
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	(35)	—	(35)
Tax effects	2,691	(252)	(30)	2,409
Net current-period other comprehensive income	(4,933)	379	53	(4,501)
Balance at September 30, 2015	$(1,541)	$379	$(762)	$(1,924)

	Nine Months Ended September 30, 2014
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2013	$1,983	$—	$482	$2,465
Other comprehensive income (loss) before reclassification	5,846	—	(732)	5,114
Realized gains reclassified	(2,081)	—	—	(2,081)
Amortization of actuarial gains	—	—	(70)	(70)
Tax effects	(1,479)	—	320	(1,159)
Net current-period other comprehensive income	2,286	—	(482)	1,804
Balance at September 30, 2014	$4,269	$—	$—	$4,269

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
As of September 30, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized an institution must maintain minimum total risk-based, Tier 1 risk-based, Common Equity Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The Bank’s and the Company’s actual and minimum required capital amounts and ratios as of September 30, 2015 and December 31, 2014 are presented below.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
September 30, 2015
Total capital (to risk weighted assets)	$409,777	26.9%	$121,898	8.0%	$152,372	10.0%
Tier 1 capital (to risk weighted assets)	394,695	25.9	91,423	6.0	121,898	8.0
Common equity Tier 1(to risk weighted assets)	394,695	25.9	68,568	4.5	99,042	6.5
Tier 1 capital (to average assets)	394,695	21.3	74,302	4.0	92,878	5.0
December 31, 2014
Total capital (to risk weighted assets)	$409,545	32.6%	$100,513	8.0%	N/A	N/A
Tier 1 capital (to risk weighted assets)	395,615	31.5	50,527	4.0	N/A	N/A
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	395,615	23.3	67,820	4.0	N/A	N/A
Blue Hills Bank:
September 30, 2015
Total capital (to risk weighted assets)	$292,580	19.2%	$121,843	8.0%	$152,304	10.0%
Tier 1 capital (to risk weighted assets)	277,498	18.2	91,383	6.0	121,843	8.0
Common equity Tier 1(to risk weighted assets)	277,498	18.2	68,537	4.5	98,998	6.5
Tier 1 capital (to average assets)	277,498	15.0	74,083	4.0	92,603	5.0
December 31, 2014
Total capital (to risk weighted assets)	$283,443	22.7%	$99,973	8.0%	$124,966	10.0%
Tier 1 capital (to risk weighted assets)	269,513	21.6	49,987	4.0	74,980	6.0
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	269,513	15.9	67,707	4.0	84,634	5.0

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

September 30, 2015

Allocated	75,912
Committed to be allocated	56,778
Unallocated	2,144,655
2,277,345
The fair value of unallocated shares was approximately $29.7 million at September 30, 2015.
Total compensation expense recognized in connection with the ESOP for the three and nine months ended September 30, 2015 was $274,000 and $782,000. Compensation expense recognized in connection with the ESOP during the three and nine months ended September 30, 2014 was $488,000.

NOTE 10 – EARNINGS PER COMMON SHARE
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of September 30, 2015. Earnings per share is not applicable for the periods ended September 30, 2014.

	Three Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2015
	(In thousands, except share amounts)
Net income applicable to common stock	$1,810	$4,815

Average number of common shares outstanding	28,337,603	28,423,110
Less: Average unallocated ESOP shares	(2,154,222)	(2,173,045)
Average number of common shares outstanding used to calculate basic and diluted earnings per common share	26,183,381	26,250,065

Earnings per common share:
Basic	$0.07	$0.18
Diluted	$0.07	$0.18
See Note 11 regarding the grant of restricted stock awards and stock options subsequent to September 30, 2015.

NOTE 11 – SUBSEQUENT EVENTS

Under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock or restricted units to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Plan, with the total shares reserved for options equaling 2,846,681. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 1,138,673. Shares awarded vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant.

On October 7, 2015, the Company granted 2,434,000 stock options and 983,175 restricted stock awards under the Equity Plan to its directors, officers and employees, including the Company’s named executive officers.

As of October 7, 2015, unrecognized share-based compensation expense related to nonvested options and restricted awards amounted to approximately $10.1 million and $13.8 million, respectively. This amount is expected to be recognized over a weighted average period of five years.

On November 9, 2015 the Company signed a lease for a new branch location in the Seaport area of Boston, with an anticipated opening in 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2015 and 2014 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•
adverse changes in the securities markets which, given the significant size of our investment securities portfolio, could cause a material decline in our reported equity and/or our net income if we must record impairment charges or a decline in the fair value of our securities;

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total Assets. Total assets increased $206.3 million, or 11.9%, to $1.9 billion at September 30, 2015 from $1.7 billion at December 31, 2014, mainly driven by loan growth.

Loans. Net loans grew $219.2 million, or 19.3%, from the end of 2014 to $1.4 billion at September 30, 2015. The higher level of net loans was driven primarily by growth from direct originations in the commercial real estate portfolio, which was up $111.3 million, or 28.7%, and the 1-4 family residential mortgage portfolio which was up $79.2 million, or 17.2%, from December 31, 2014. Other loan categories had smaller changes but all were all higher compared to the end of 2014.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2015		At December 31, 2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$539,506	39.48%	$460,273	40.13%
Home equity	73,432	5.37	61,750	5.38
Commercial	499,057	36.52	387,807	33.81
Construction	54,528	3.99	53,606	4.67
Total real estate	1,166,523	85.36	963,436	83.99
Commercial business	164,164	12.01	151,823	13.24
Consumer	35,960	2.63	31,778	2.77
Total loans	1,366,647	100.00%	1,147,037	100.00%
Allowance for loan losses	(15,082)		(12,973)
Discount and fair value adjustments on purchased loans	(2,272)		(3,850)
Deferred loan costs, net	2,827		2,700
Loans, net	$1,352,120		$1,132,914
Securities Available for Sale and Securities Held to Maturity. On July 31, 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were transfered to held to maturity designation. Held to maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is transferred from available for sale to held to maturity, the fair value at the time of transfer becomes the new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the securitiy's remaining life as an adjustment of yield in a manner similar to a premium or discount. Prior to this transfer, all securities were carried as available for sale.
Total securities were $429.3 million at September 30, 2015 compared to $416.4 million at December 31, 2014. The increase reflects a higher level of corporate bonds due primarily to a repositioning of the debt securities portfolio that was completed in the first quarter of 2015. This was partially offset by a net decline in other categories. Net, unrealized losses on securities available for sale were $2.4 million at September 30, 2015 compared to net unrealized gains of $5.3 million at December 31, 2014. The change was mainly due to a decline in value of marketable equity securities and corporate bonds.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At September 30, 2015		At December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$—	$—	$13,037	$13,219
U.S. government and government-sponsored enterprise obligations	—	—	26,335	26,437
U.S. government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	160,091	160,553
Mortgage- and asset-backed securities:
Private label commercial mortgage-backed securities	14,291	14,171	22,100	21,929
SBA asset-backed securities	—	—	27,765	28,046
Other asset-backed securities	10,059	10,019	16,235	16,192
Total mortgage- and asset-backed securities	24,350	24,190	66,100	66,167
Other bonds and obligations:
State and political subdivisions	16,098	16,471	15,619	16,183
Financial services:
Banks	21,289	21,427	12,364	12,889
Diversified financials	22,358	22,839	15,796	16,132
Insurance and REITs	15,293	15,159	9,387	9,516
Total financial services	58,940	59,425	37,547	38,537
Other corporate:
Industrials	54,776	54,419	34,408	35,035
Utilities	31,220	30,453	16,873	17,018
Total other corporate	85,996	84,872	51,281	52,053
Total debt securities	185,384	184,958	370,010	373,149
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,188	5,000	5,623
Domestic community	3,216	3,309	3,216	3,297
Global asset allocation	40,456	38,242	32,956	34,378
Total marketable equity securities	48,672	46,739	41,172	43,298
Total securities available for sale	$234,056	$231,697	$411,182	$416,447

Securities held to maturity:
Debt securities:
U.S. Treasury	$646	$647	$—	$—
Government-sponsored enterprises	29,285	29,401	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	151,357	152,092	—	—
SBA asset-backed securities	16,344	16,402	—	—
Total securities held to maturity	$197,632	$198,542	$—	$—

The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and commercial real estate financings.
At September 30, 2015, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents decreased by $39.2 million, or 65.1%, to $21.0 million at September 30, 2015 from $60.1 million at December 31, 2014. The decline mainly reflects a lower level of short-term investments.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first nine months of 2015 as a result of current period earnings on such policies. At September 30, 2015, the investment was $31.4 million, compared to $30.6 million at December 31, 2014.

Goodwill and Core Deposit Intangible. At September 30, 2015, goodwill and core deposit intangible assets totaled $12.2 million compared to $13.4 million at December 31, 2014. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2014 is due solely to amortization of the core deposit intangible.
Deposits. Total deposits increased by $132.2 million, or 10.9%, from the end of 2014 to $1.3 billion at September 30, 2015. Increases in the money market, NOW/demand, brokered deposit, and the certificates of deposit categories were partially offset by a decline in regular savings. Deposits were impacted by continued growth in the new Milton, Massachusetts branch and a seasonal increase at Nantucket Bank.
Borrowings. Total borrowings increased 113.3%, from $75.0 million at December 31, 2014 to $160.0 million at September 30, 2015 and the higher level of borrowings was used to fund asset growth. Short-term borrowings were $115.0 million at September 30, 2015 compared to $40.0 million at December 31, 2014 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $45.0 million at September 30, 2015 compared to $35.0 million at December 31, 2014 and consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2016 through 2018.
Stockholders' Equity. On July 22, 2015, the Company announced that the Board of Directors authorized and regulators approved a stock repurchase program pursuant to which the Company intends to purchase up to 1,423,340 shares of common stock, which represents approximately 5% of the Company's issued and outstanding shares. During the third quarter of 2015, the Company repurchased 316,500 shares of common stock at an average price per share of $14.24 for a total cost of $4.5 million. Repurchased shares are held by the Company as authorized but unissued shares. The Company had 1,106,840 shares remaining to repurchase at September 30, 2015 under this authorization. In addition, at the Company’s 2015 Annual Shareholders Meeting held on September 3, 2015, shareholders approved the Company's 2015 Equity Incentive Plan and on October 7, 2015, the Company granted 983,175 restricted stock awards and options to acquire 2,434,000 shares of common stock subject to vesting provisions. The Company intends to repurchase the Equity Incentive Plan shares once the repurchase program announced on July 22, 2015 is completed. Under Massachusetts regulations, the Company does not need approval from the Massachusetts Commissioner of Banks to repurchase shares to fund awards under the Equity Incentive Plan.
Total stockholders' equity decreased $4.0 million, or 1.0%, to $407.6 million at September 30, 2015 from $411.6 million at December 31, 2014. The decrease is mainly due to a decline in accumulated other comprehensive income, the impact of share buybacks during the third quarter and the payment of a quarterly dividend on the Company's common stock, partially offset by an increase in retained earnings from net income recorded during the first nine months of 2015. The tangible common equity (total equity less goodwill and intangibles, or $395.5 million) to tangible assets (total assets less goodwill and intangibles, or $1.9 billion) ratio decreased to 20.6% at September 30, 2015 from 23.2% at December 31, 2014. The common equity to total assets ratio decreased to 21.1% at September 30, 2015 from 23.8% at December 31, 2014.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2015 and 2014
General. The Company reported net income of $1.8 million for the three months ended September 30, 2015 compared to a net loss of $3.0 million for the three months ended September 30, 2014. The third quarter of 2014 results included a pre-tax pension curtailment gain of $1.3 million related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014 and pre-tax nonrecurring expenses of $7.0 million related to the Company's funding of a new charitable foundation in July 2014, $51,000 related to the mutual-to-stock conversion that was completed on July 21, 2014, and $2,000 related to the January 2014 Nantucket Bank acquisition. Excluding these items, net income for the third quarter of 2014 was $836,000.

The Company reported net income of $4.8 million for the nine months ended September 30, 2015 compared to a net loss of $2.9 million for the nine months ended September 30, 2014. Results for the first nine months of 2014 included a pre-tax pension curtailment gain of $1.3 million and pre-tax nonrecurring expenses of $7.0 million related to the Company's funding of a new charitable foundation in July 2014, $950,000 related to the January 2014 Nantucket Bank acquisition, and $869,000 related to the mutual-to-stock conversion. Excluding these items, net income for the first nine months of 2014 was $2.0 million.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 34%. Prior periods have been restated to reflect this change.

	For the Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(In thousands)
Interest-earning assets:
Total loans	$1,316,514	$11,562	3.48%	$1,085,951	$9,780	3.57%
Securities	429,667	3,838	3.54	414,864	3,284	3.14
Other interest earning assets (1)	34,061	106	1.23	113,163	108	0.38
Total interest-earning assets	1,780,242	15,506	3.46%	1,613,978	13,172	3.24%
Non-interest-earning assets	89,085			91,717
Total assets	$1,869,327			$1,705,695
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$128,298	15	0.05%	$124,846	19	0.06%
Regular savings accounts	289,236	269	0.37	336,151	360	0.42
Money market accounts	348,658	606	0.69	197,500	270	0.54
Certificates of deposit	392,170	1,036	1.05	346,807	727	0.83
Total interest-bearing deposits	1,158,362	1,926	0.66	1,005,304	1,376	0.54
Borrowings	135,554	287	0.84	145,848	275	0.75
Total interest-bearing liabilities	1,293,916	2,213	0.68%	1,151,152	1,651	0.57%
Non-interest-bearing deposits	142,328			117,393
Other non-interest-bearing liabilities	20,368			78,377
Total liabilities	1,456,612			1,346,922
Equity	412,715			358,773
Total liabilities and equity	$1,869,327			$1,705,695

Net interest-earning assets (2)	$486,326			$462,826

Net interest and dividend income (FTE)		13,293			11,521
Less: FTE adjustment		(88)			(102)
Net interest and dividend income (GAAP)		$13,205			$11,419

Net interest rate spread (FTE) (3)			2.78%			2.67%
Net interest margin (FTE) (4)			2.96%			2.83%
Average interest-earning assets to interest-bearing liabilities	137.59%			140.21%
Total deposits cost			0.59%			0.49%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(In thousands)
Interest-earning assets:
Total loans	$1,240,142	$32,844	3.54%	$979,459	$27,340	3.73%
Securities	427,064	8,391	2.63	426,658	7,526	2.36
Other interest earning assets (1)	42,438	249	0.78	84,741	231	0.36
Total interest-earning assets	1,709,644	41,484	3.24%	1,490,858	35,097	3.15%
Non-interest-earning assets	92,937			85,450
Total assets	$1,802,581			$1,576,308
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$124,832	43	0.05%	$120,382	59	0.07%
Regular savings accounts	296,364	880	0.40	344,069	1,043	0.41
Money market accounts	314,828	1,585	0.67	186,685	730	0.52
Certificates of deposit	372,408	2,926	1.05	353,947	2,243	0.85
Total interest-bearing deposits	1,108,432	5,434	0.66	1,005,083	4,075	0.54
Borrowings	126,256	811	0.86	172,348	905	0.70
Total interest-bearing liabilities	1,234,688	6,245	0.68%	1,177,431	4,980	0.57%
Non-interest-bearing deposits	132,900			108,889
Other non-interest-bearing liabilities	20,694			53,648
Total liabilities	1,388,282			1,339,968
Equity	414,299			236,340
Total liabilities and equity	$1,802,581			$1,576,308

Net interest-earning assets (2)	$474,956			$313,427

Net interest and dividend income (FTE)		35,239			30,117
Less: FTE adjustment		(254)			(307)
Net interest and dividend income (GAAP)		$34,985			$29,810

Net interest rate spread (FTE) (3)			2.56%			2.58%
Net interest margin (FTE) (4)			2.76%			2.70%
Average interest-earning assets to interest-bearing liabilities	138.47%			126.62%
Total deposits cost			0.59%			0.49%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$2,033	$(251)	$1,782
Securities	113	441	554
Other	(36)	34	(2)
Total interest-earning assets	2,110	224	2,334
Interest-bearing liabilities:
NOW accounts	—	(4)	(4)
Savings accounts	(49)	(42)	(91)
Money market accounts	166	170	336
Certificates of deposit	88	221	309
Total interest-bearing deposits	205	345	550
Borrowings	(18)	30	12
Total interest-bearing liabilities	187	375	562
Change in net interest and dividend income (FTE)	$1,923	$(151)	$1,772

	Nine Months Ended September 30,
	2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$6,957	$(1,453)	$5,504
Securities	7	858	865
Other	(74)	92	18
Total interest-earning assets	6,890	(503)	6,387
Interest-bearing liabilities:
NOW accounts	2	(18)	(16)
Savings accounts	(138)	(25)	(163)
Money market accounts	394	461	855
Certificates of deposit	110	573	683
Total interest-bearing deposits	368	991	1,359
Borrowings	(209)	115	(94)
Total interest-bearing liabilities	159	1,106	1,265
Change in net interest and dividend income (FTE)	$6,731	$(1,609)	$5,122

Net Interest and Dividend Income. Net interest and dividend income was $13.3 million in the third quarter of 2015 on a fully taxable-equivalent basis, up $1.8 million, or 15.4%, from $11.5 million in the third quarter of 2014. Net interest margin improved to 2.96% in the third quarter of 2015 from 2.83% in the third quarter of 2014. The improvement in net interest income primarily reflects a $230.6 million, or 21.2%, increase in average loans. Net interest income and margin also benefited from a $233,000 increase in mutual fund dividends while the securities yield excluding mutual fund dividends improved 28 basis points to 2.39% reflecting the repositioning of the debt securities portfolio as the Company shifted away from US Treasury bonds and added mortgage-backed securities and corporate bonds. Overall duration of the debt securities portfolio remained unchanged at approximately four years. Net interest income and margin were negatively impacted by an 11 basis point increase in the cost of interest bearing liabilities mainly reflecting promotional rate deposit pricing programs. In addition, net interest income and margin were also negatively impacted by a 9 basis point decline in loan yield due to the low rate environment, competitive pricing pressure, and the impact of purchase accounting accretion related to the January 2014 Nantucket Bank acquisition. Accretion in the third quarter of 2015 contributed $142,000 to net interest income and 3 basis points to net interest margin compared to $179,000 and 4 basis points, respectively, in the third quarter of 2014. Excluding the impact of mutual fund dividends and purchase accounting accretion from both quarters, net interest income on a fully taxable- equivalent basis increased $1.6 million, or 15.7%, to $11.6 million while net interest margin improved 13 basis points from the third quarter of 2014 to 2.66%.

Compared to the first nine months of 2014, net interest and dividend income on a fully taxable-equivalent basis increased $5.1 million, or 17.0%, while net interest margin improved six basis points to 2.76%. Purchase accounting accretion related to the January 2014 Nantucket Bank acquisition was $1.0 million in the first nine months of last year compared to $630,000 in the first nine months of 2015. Excluding Nantucket accretion, net interest income increased $5.5 million, or 19.0%, while net interest margin improved 11 basis points to 2.71%. The improvements in net interest and dividend income and margin were mainly driven by the same factors discussed above in the quarterly comparison. Average loans grew $260.7 million, or 26.6%, the bulk of which was funded by a $202.0 million increase in average noninterest bearing deposits and stockholders' equity with the latter reflecting the Company's mutual-to-stock conversion. In addition, the securities yield improved due to a repositioning of the debt securities portfolio. These benefits were partially offset by an increase in the cost of interest bearing liabilities. Mutual fund dividends of $1.6 million in the first nine months of 2015 were little changed from $1.5 million in the first nine months of 2014.

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $2.3 million or 17.7% to $15.5 million for the three months ended September 30, 2015 from $13.2 million for the three months ended September 30, 2014. Interest and fees on loans on a fully tax equivalent basis grew $1.8 million, or 18.2% to $11.6 million in the three months ended September 30, 2015 from $9.8 million in the third quarter of 2014. The increase reflects a $230.6 million, or 21.2%, increase in average loans driven mainly by higher levels of commercial real estate, residential mortgage, and commercial business loans. Loan yield declined 9 basis points to 3.48% for the three months ended September 30, 2015 from 3.57% for the three months ended September 30, 2014 due mainly to the impact of the low interest rate environment, competitive pricing pressures, and a decline in purchase account accretion related to the Nantucket Bank acquisition. Interest on securities on a fully taxable-equivalent basis increased $554,000, or 16.9%, to $3.8 million for the three months ended September 30, 2015 from $3.3 million for the three months ended September 30, 2014. The improvement, was due, in part, to a repositioning of our debt securities portfolio which has resulted in a higher yield.

Compared to the first nine months of 2014, interest and dividend income on a fully taxable-equivalent basis increased $6.4 million, or 18.2%, to $41.5 million for the first nine months of 2015. Interest and fees on loans on a fully taxable-equivalent basis grew $5.5 million, or 20.1%, to $32.8 million in the nine months ended September 30, 2015 from $27.3 million in the nine months of 2014 as average loans grew $260.7 million, or 26.6%, from a year ago. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.54% in the first half of 2015 from 3.73% in the first nine months of 2014. This reflects the low interest rate environment, competitive pricing pressures, and a decline in Nantucket accretion. Excluding the impact of Nantucket accretion, loan yield was down 12 basis points to 3.47%. Interest on securities on a fully taxable-equivalent basis increased $865,000, or 11.5%, to $8.4 million for the nine months ended September 30, 2015 from $7.5 million for the nine months ended September 30, 2014. The improvement, was due, in part, to a repositioning of our debt securities portfolio which has resulted in a higher yield.

Interest Expense. Interest expense increased $562,000, or 34.0%, to $2.2 million for the three months ended September 30, 2015 from $1.7 million for the three months ended September 30, 2014. Interest expense on deposits increased $550,000, or 40.0%, to $1.9 million for the three months ended September 30, 2015 from $1.4 million for the three months ended September 30, 2014. The increase was mainly due to a $153.1 million, or 15.2%, increase in average interest bearing deposits to $1.2 billion in the third quarter of 2015 reflecting higher levels of money market deposits and certificate of deposits partially offset by a decline in regular savings accounts. In addition, there was a 12 basis point increase in the cost of interest bearing deposits to 0.66% in the third quarter of 2015 driven mainly by promotional rate deposit pricing programs. Interest expense on borrowings was $287,000 for the three months ended September 30, 2015, little changed from $275,000 for the three months ended September 30, 2014. A slight decline in the average balance of borrowings was more than offset by the cost increasing to 0.84% in the third quarter of 2015 from 0.75% in the third quarter of 2014.

Compared to the first nine months of 2014, interest expense increased $1.3 million, or 25.4%, to $6.2 million for the first nine months of 2015. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $1.4 million, or 33.3%, to $5.4 million for the nine months ended September 30, 2015 from $4.1 million for the first nine months of 2014. The increase was mainly due to a $103.3 million, or 10.3%, increase in average interest bearing deposits to $1.1 billion in the first nine months of 2015 mainly due to a higher level of money market deposits partially offset by a decline in regular savings accounts. In addition, there was a 12 basis point increase in the cost of interest bearing deposits to 0.66% in the first nine months of 2015 driven mainly by promotional rate deposit pricing programs. The growth in interest expense on deposits was partially offset by a $94,000, or 10.4%, decline in interest expense on borrowings to $811,000 for the nine months ended September 30, 2015 from $905,000 for the nine months ended September 30, 2014. The lower level of expense was primarily due to a $46.1 million, or 26.7%, decline in the average balance of borrowings to $126.3 million in the first nine months of 2015 as the increase in deposits and the proceeds from the mutual-to-stock conversion enabled the Company to reduce borrowings.

Provision for Loan Losses. The provision for loan losses was $1.3 million in the third quarter of 2015 compared to $1.4 million in the third quarter of 2014. For the first nine months of 2015, the provision for loan losses was $2.1 million compared to $3.1 million in the first nine months of 2014. The provision in all periods reflects growth and management’s assessment of the risks inherent in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.10% at September 30, 2015 compared to 1.13% at December 31, 2014. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 5.0% of the total allowance for loan losses at September 30, 2015 compared to 5.1% at December 31, 2014.

Non-interest Income. Non-interest income declined $1.7 million, or 49.8%, from the third quarter of 2014 to $1.7 million in the third quarter of 2015. The major factor driving this decline was the absence of a $1.3 million pension curtailment gain recorded in the prior year quarter. Excluding this item, noninterest income fell $376,000, or 18.2%. Mortgage banking income declined $289,000 due to the absence of a $240,000 gain on the bulk sale of jumbo residential mortgage loans recognized in the prior year quarter and a decline in revenue from the sale of conventional loans. In addition, miscellaneous income fell $223,000 related to valuation marks on customer interest rate swap contracts. During the third quarter of 2015, the Company recorded negative valuation marks on these contracts as interest rates declined while in the third quarter of 2014 the Company recorded positive valuation marks as interest rates increased. While these interest rate marks create quarterly volatility in operating results, barring unforeseen credit related circumstances there is no net impact to earnings over the life of each contract. Other factors impacting the decline in noninterest income were a $111,000 drop in securities gains including calls, partially offset by a $217,000 increase in loan level derivative fee income reflecting higher fees from commercial customers opting to convert loans from floating to fixed rate via interest rate swaps.

Non-interest income declined $958,000, or 13.1%, from the first nine months of 2014 to $6.4 million in the first nine months of 2015 but excluding the $1.3 million pension curtailment gain recorded last year noninterest income improved $346,000 or 5.8%. Loan level derivative fee income was $1.3 million in the nine months of 2015 compared to $503,000 in the first nine months of 2014. This improvement was mainly offset by a $258,000 decline in securities gains and a $248,000 decline in mortgage banking income reflecting the absence of 2014 gains on the bulk sale of jumbo residential mortgage loans.

Non-interest Expense. Non-interest expense was $10.8 million in the third quarter of 2015 compared to $17.7 million in the third quarter of 2014. The third quarter of last year included a $7.0 million expense related to the Company's funding of a new charitable foundation that was set up at the time of the mutual-to-stock conversion in July 2014, $51,000 of expenses related to the Company's mutual-to-stock conversion and $2,000 related to one-time costs associated with the January 2014 Nantucket Bank acquisition. Excluding these items, non-interest expense in the third quarter of 2014 was $10.7 million.
The $153,000, or 1.4%, increase in noninterest expense reflects growth initiatives, including the opening of new branches in Milton and Westwood and a loan production office in Plymouth, as well as merit and promotional salary increases. By expense category, growth in occupancy and equipment expense, salaries and benefits expense, and data processing costs were partially offset by declines in all other account categories.

For the first nine months of 2015, non-interest expense was $32.1 million compared to $38.7 million in the first nine months of 2014. Noninterest expense in 2014 included a $7.0 million expense related to the Company's funding of a new charitable foundation that was set up at the time of the mutual-to-stock conversion in July 2014, $950,000 related to one-time costs associated with the January 2014 Nantucket Bank acquisition and $869,000 of expenses related to the Company's mutual-to-stock conversion. Excluding these items, non-interest expense in the first nine months of 2014 was $29.8 million. The $2.3 million, or 7.7% increase in noninterest expense from the prior year reflects the same factors discussed above in the discussion of the third quarter comparison.

Income Tax Provision. The Company recorded an income tax provision of $923,000 in the third quarter of 2015 and had an effective tax rate in the quarter of 33.8% on pre-tax income of $2.7 million. In the third quarter of 2014, the Company recorded a tax benefit of $1.4 million and had an effective tax rate of 32.7% on a pre-tax loss of $4.4 million. The tax provision in the first nine months of 2015 was $2.3 million and the effective tax rate was 31.8% on pre-tax income of $7.1 million compared to a tax benefit of $1.7 million and an effective tax rate of 37.1% on a pre-tax loss of $4.7 million in the first nine months of 2014. The tax provision in any period is a function of the level of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At September 30, 2015
Real estate loans and lines:
1-4 family residential	2	$1,238	5	$712	7	$1,950
Home equity	3	309	2	612	5	921
Total real estate loans and lines	5	1,547	7	1,324	12	2,871
Consumer loans	3	82	1	110	4	192
Total loans	8	$1,629	8	$1,434	16	$3,063
At December 31, 2014
Real estate loans and lines:
1-4 family residential	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Total real estate loans and lines	3	522	9	1,845	12	2,367
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at September 30, 2015 and December 31, 2014.

	At September 30, 2015	At December 31, 2014
	(In thousands)
Non-accrual loans:
1-4 family residential	$4,116	$3,876
Home equity	733	578
Consumer	150	27
Total non-accrual loans	$4,999	$4,481

Ratios:
Non-accrual loans to total loans	0.37%	0.39%
Non-performing assets to total assets	0.26%	0.26%
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

	At September 30, 2015	At December 31, 2014
	(In thousands)

Performing troubled debt restructurings	$237	$255
Nonaccrual troubled debt restructurings	1,194	467
Total	$1,431	$722

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.02%
Nonaccrual troubled debt restructurings as a % of total loans	0.09%	0.04%
Total troubled debt restructurings as a % of total loans	0.11%	0.06%
The following table sets forth the amounts of criticized loans as of the dates indicated.

	At September 30, 2015	At December 31, 2014
	(In thousands)
Classified loans:
Substandard	$2,352	$1,362
Doubtful	703	709
Loss	—	—
Total classified loans	3,055	2,071
Special mention	11,247	4,966
Total criticized loans	$14,302	$7,037

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2015, there were $11.2 million of assets designated as special mention compared to $5.0 million at December 31, 2014. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 1.10% at September 30, 2015 from 1.13% at December 31, 2014. The slight decline reflects generally improving economic conditions in eastern Massachusetts and a seasoning of our lending and risk management teams. Changes in the allowance for loan losses during the periods indicated were as follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$13,777	$11,292	$12,973	$9,671
Charge-offs:
Real estate:
1-4 family residential	—	—	—	(19)
Consumer loans	(13)	(9)	(32)	(42)
Total charge-offs	(13)	(9)	(32)	(61)
Recoveries:
Real estate:
1-4 family residential	—	—	—	—
Total recoveries	—	—	—	—
Net (charge-offs) recoveries	(13)	(9)	(32)	(61)
Provision for loan losses	1,318	1,438	2,141	3,111
Balance at end of period	$15,082	$12,721	$15,082	$12,721
Ratios:
Net charge-offs (recoveries) to average loans outstanding	—%	0.01%	—%	0.01%
Allowance for loan losses to non-accrual loans at end of period	302%	295%	302%	295%
Allowance for loan losses to total loans at end of period (1)	1.10%	1.13%	1.10%	1.13%

(1)	Total loans does not include deferred costs or discounts.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At September 30, 2015		At December 31, 2014
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(In thousands)
Real estate:
1-4 family residential	$3,560	39.5%	$3,222	40.13%
Home equity	545	5.4%	340	5.38
Commercial	5,220	36.5%	3,551	33.81
Construction	722	4.0%	1,056	4.67
Commercial business loans	3,571	12.0%	3,410	13.24
Consumer loans	711	2.6%	736	2.77
Total allocated allowance	14,329	100.00%	12,315	100.00%
Unallocated	753		658
Total	$15,082		$12,973

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
As of September 30, 2015, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	3.3%
-100	(1.2)%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at September 30, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 3.3% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.2% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2015 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 6.8% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 3.2% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
At September 30, 2015, there were $160.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $313.8 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At September 30, 2015, the market value of collateral pledged consisted of $617.8 million of residential and commercial mortgage loans and $20.6 million of U.S. government and government-sponsored securities.

At September 30, 2015, the Company also had $39.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at September 30, 2015.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2015, cash and cash equivalents totaled $21.0 million, which was down from $60.1 million at December 31, 2014.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $132.2 million during the nine months ended September 30, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net increase in borrowings of $85.0 million for the nine months ended September 30, 2015.

At September 30, 2015, we had $64.0 million in loan commitments outstanding. In addition to commitments to originate loans, we had $220.3 million in unused lines of credit to borrowers and letters of credit and $44.2 million in undisbursed construction loans. Certificates of deposit due within one year of September 30, 2015 totaled $190.9 million, or 14.2% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of September 30, 2015 totaled $118.9 million, or 8.8% of total deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2015. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2015, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 26, 2015. As of September 30, 2015 the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Company announced that its Board of Directors authorized a stock repurchase program pursuant to which the Company intends to purchase up to 1,423,340 shares of its issued and outstanding shares of common stock, which represents approximately 5% of the Company's issued and outstanding shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

July 1, 2015-July 31, 2015	—	$—	—	1,423,340
August 1, 2015-August 31, 2015	201,800	$14.30	201,800	1,221,540
September 1, 2015-September 30, 2015	114,700	$14.14	316,500	1,106,840
	316,500	$14.24	316,500	1,106,840

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

10.1    Form of Employee Stock Option Agreement under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan

10.2    Form of Director Stock Option Agreement under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan

10.3    Form of Restricted Stock Award Agreement under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan

10.4	Performance Based Restricted Stock Award Agreement with William M. Parent under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Consolidated Statements of Net Income for the three and nine months ended September 30, 2015 and 2014 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: November 13, 2015	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: November 13, 2015	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer