Form 10-K
period 2015-12-31
Blue Hills Bancorp, Inc.
filed 2016-03-09
CIK 1601545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $383,737,000.

As of March 4, 2016, there were 27,990,192 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

BLUE HILLS BANCORP, INC.
2015 FORM 10-K ANNUAL REPORT

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
The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to implement successfully our business strategy, which includes significant asset and liability growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to implement successfully our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio

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

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

•	cyber security attacks or intrusions that could adversely impact our businesses

Because of these and a wide variety of other risks and uncertainties, including those included in this annual report under “Item1A. Risk Factors,” our actual future results may be materially different from the results indicated by these forward-looking statements.

Blue Hills Bancorp, Inc.

Blue Hills Bancorp, Inc. (“Blue Hills Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Blue Hills Bank (the “Bank”) and Blue Hills Funding Corporation. Blue Hills Bancorp was incorporated in February 2014 to become the holding company of the Bank in connection with the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Bank’s former holding company. On July 21, 2014, we completed our initial public offering of common stock in connection with the conversion, selling 27,772,500 shares of common stock at $10.00 per share for approximately $277.7 million in gross proceeds, including 2,277,345 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 694,313 shares of our common stock and contributed $57,000 in cash to the Blue Hills Bank Foundation. At December 31, 2015, we had consolidated assets of $2.1 billion, consolidated deposits of $1.4 billion and consolidated equity of $398.8 million. Other than holding the common stock of Blue Hills Bank, Blue Hills Bancorp has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities.

The executive and administrative office of Blue Hills Bancorp, Inc. is located at 320 Norwood Park South, Norwood, Massachusetts 02062, and its telephone number at this address is (617) 361-6900.  Our website address is www.bluehillsbancorp.com.  Information on our websites is not and should not be considered to be a part of this annual report.

Blue Hills Bank

Blue Hills Bank was organized in 1871 and is a Massachusetts-chartered savings bank headquartered in Hyde Park, Massachusetts. We provide financial services to individuals, families, small to mid-size businesses and government and non-profit organizations online and through our eleven full-service branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood,West Roxbury, and Westwood, Massachusetts. Our three branches in Nantucket were acquired in January 2014 (“Nantucket Bank Acquisition”), and operate under the name Nantucket Bank, a division of Blue Hills Bank. We have plans to open a full-service branch in the Seaport district of Boston in the summer of 2016. We also operate loan production offices in Boston, Cambridge and Plymouth Massachusetts, with plans to open an additional office in Franklin in the spring of 2016. Our primary deposit-taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts, and our lending market is primarily based in eastern Massachusetts, however, we actively pursue opportunities across New England.

Our business consists primarily of accepting deposits from the general public, commercial businesses and government and non-profit organizations, and investing those deposits, together with funds generated from operations and borrowings in one- to four- family residential mortgage loans, commercial real estate loans, commercial business loans and investment securities. To a much lesser extent we have home equity loans and lines of credit and consumer loans. We offer a full range of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs. Through our bundled products, we offer reduced fees and higher interest rates on relationship checking and savings accounts and certificates of deposit.
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
Market Area
    We provide financial services to individuals, families, small to middle-market businesses and government and non-profit organizations online and through our eleven full-service branch offices and through our relationship managers. Our primary deposit taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts. Our primary lending market encompasses a broader region of eastern Massachusetts. In addition, we also make loans secured by properties and the assets of businesses located outside of our primary lending market area. These loans are typically made to businesses headquartered or operating in New England.

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

Population and household data indicate that the market surrounding our branches is a mix of urban, suburban and island markets. Suffolk County, where the city of Boston is located, and Norfolk County are two of the largest counties in Massachusetts, with populations of approximately 780,000 and 700,000, respectively.  Suffolk County experienced relatively strong demographic growth from 2010 to 2016, at 8.2%, which exceeded both the national and state growth rates of 4.4% and 4.0%.  Norfolk County, a suburban market with a large commuter population, experienced moderate population growth from 2010 to 2016, of 4.2%.  Nantucket County is a popular tourist destination and summer colony and thus has seasonal fluctuations in population. Nantucket County has approximately 11,000 full time residents, which expands to a population of around 100,000 during the peak of the summer vacation season.  From 2010 to 2016, Nantucket County experienced population growth of 10.2%.  Recent population growth trends are generally projected to moderate slightly over the next five years.

Income measures show that Suffolk County is a relatively low-income market, characterized by its urban demographic in the city of Boston.  Median household income for Suffolk County falls below the state measure but exceeds the national measure. Comparatively, income measures show that Norfolk and Nantucket counties are relatively affluent markets, as the wealthiest counties in the state of Massachusetts.  In particular, Norfolk County is characterized by a high concentration of white collar professionals who work in the Boston area.  Nantucket County is a prestigious vacation destination targeted towards high-income visitors, with home values among the highest in the country.  Median household and per capita income measures for Norfolk and Nantucket Counties are both well above the comparable U.S. and Massachusetts income measures.  Projected income growth measures for Suffolk and Norfolk Counties are somewhat above the comparable projected growth rates for the U.S. and Massachusetts, whereas Nantucket County’s projected income growth rate is somewhat lower.

The December 2015 unemployment rates for Norfolk, Suffolk and Nantucket Counties were 4.0%, 4.2% and 7.5%, respectively.  Norfolk, Suffolk and Nantucket Counties, along with the state of Massachusetts and the U.S., all reported lower unemployment rates for December 2015 compared to a year ago.

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
Our deposit sources are primarily concentrated in the communities surrounding our eleven full-service branch offices. As of June 30, 2015 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked seventeenth of 47 banks and thrift institutions with offices in Norfolk County, Massachusetts, with a 1.43% market share. As of that same date, we ranked twelfth of 44 banks and thrift institutions with offices in the County of Suffolk, Massachusetts, with a 0.37% market share. Also, as of that same date, we ranked first of four banks and thrift institutions with offices in the County of Nantucket, Massachusetts, with a 40.78% market share.

Lending Activities
Our primary lending activity is the origination of 1-4 family residential mortgage loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit, other consumer loans and construction loans. Most loans are to borrowers in our core market of New England but to diversify risk we also have loans to borrowers located outside of New England.

 Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated. Loans held for sale which amounted to $12.9 million, $14.6 million, $765,000, $0, and $0 at December 31, 2015, 2014, 2013, 2012, and 2011, respectively, are not included below.

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans :
1-4 family residential	$599,938	38.98%	$460,273	40.13%	$364,942	47.26%	$311,713	63.27%	$264,167	94.64%
Home equity	77,399	5.03	61,750	5.38	25,535	3.31	25,062	5.09	2,925	1.05
Commercial	561,203	36.46	387,807	33.81	228,688	29.61	100,904	20.48	7,656	2.74
Construction	79,773	5.18	53,606	4.67	16,559	2.14	5,753	1.17	656	0.24
Total real estate loans	1,318,313	85.65	963,436	83.99	635,724	82.32	443,432	90.01	275,404	98.67
Commercial business loans	182,677	11.87	151,823	13.24	111,154	14.39	33,762	6.85	1,000	0.36
Consumer loans	38,186	2.48	31,778	2.77	25,372	3.29	15,473	3.14	2,710	0.97
Total loans	1,539,176	100.00%	1,147,037	100.00%	772,250	100.00%	492,667	100.00%	279,114	100.00%
Other items:
Allowance for loan losses	(17,102)		(12,973)		(9,671)		(5,550)		(3,501)
Deferred loan costs (fees) and discounts	1,201		(1,150)		2,003		1,090		915
Total loans, net	$1,523,275		$1,132,914		$764,582		$488,207		$276,528

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2015, but does not include scheduled payments, potential payments, or the impact of interest rate swaps. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Balances noted below do not reflect fair value adjustments, discounts or deferred costs and fees.

	1-4 Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$27	5.73%	$21	5.14%	$16,350	3.66%	$14,717	3.12%
2017	197	5.35	25	6.62	34,292	3.04	10,133	2.87
2018	1,296	5.18	30	5.55	82,136	2.95	23,200	2.84
2019 to 2020	1,555	4.74	190	5.04	101,452	2.67	—	—
2021 to 2025	14,147	3.63	1,162	6.00	293,338	2.96	12,452	3.93
2026 to 2030	47,045	3.54	4,983	4.62	20,240	2.96	140	4.75
2031 and beyond	535,671	3.84	70,988	3.00	13,395	3.59	19,131	4.00
Total	$599,938	3.82%	$77,399	3.16%	$561,203	2.94%	$79,773	3.35%

	Commercial Business Loans		Consumer Loans		Total Loans
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2016	$38,040	3.11%	$226	12.38%	$69,381	3.28%
2017	27,067	2.90	211	6.34	71,925	2.98
2018	26,625	3.33	308	5.93	133,595	3.02
2019 to 2020	46,672	3.06	2,561	6.35	152,430	2.87
2021 to 2025	39,273	4.80	22,625	5.36	382,997	3.35
2026 to 2030	5,000	6.50	12,230	5.45	89,638	3.89
2031 and beyond	—	—	25	3.57	639,210	3.75
Total	$182,677	3.55%	$38,186	5.50%	$1,539,176	3.45%
The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2015 that are contractually due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate loans and lines:
1-4 family residential	$374,998	$224,913	$599,911
Home equity	2,893	74,485	77,378
Commercial real estate	2,389	542,464	544,853
Construction	9,691	55,365	65,056
Total real estate loans and lines	389,971	897,227	1,287,198
Commercial business loans	—	144,637	144,637
Consumer loans	37,960	—	37,960
Total loans	$427,931	$1,041,864	$1,469,795

1-4 Family Residential Mortgage Loans. At December 31, 2015, $599.9 million, or 39.0%, of our loan portfolio, consisted of 1-4 family residential mortgage loans with $37.6 million comprised of non-owner occupied properties. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities of generally up to 30 years.
Some of the housing stock in our primary lending market area comprises two-, three- and four-unit properties, all of which are classified as 1-4 family residential mortgage loans.
Our 1-4 family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, referred to as “jumbo loans”, which are common in our market area. We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. During the year ended December 31, 2015, we originated $224.3 million of 1-4 family residential loans and purchased $35.9 million of 1-4 family residential loans through a correspondent. See “Lending Activities-Loan Originations, Purchases, Sales, Participations and Servicing.”
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
We originate 1-4 family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance. We originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s debt does not exceed 45% of the borrower’s monthly cash flow. To encourage lending to low- and moderate-income home buyers, we participate in several publicly-sponsored loan programs including the Massachusetts Housing Finance Agency program which provides competitive terms for loans with higher loan-to-value ratios than are available with conventional financing; the Federal Home Loan Banks Equity Builder Program which provides closing cost and down payment assistance to income-eligible home buyers; and the Mass Housing Partnership’s One program that contains a number of attractive features for low- and moderate-income home buyers.
The majority of the conforming fixed-rate 1-4 family residential mortgage loans we originate are sold into the secondary market, mainly to the Federal Home Loan Bank of Boston with servicing retained. Historically, we have also sold loans to Freddie Mac and retain servicing on these loans. For the year ended December 31, 2015, we received servicing fees, including credit enhancement fees, of $62,000 on mortgage loans that we serviced for third parties. At December 31, 2015, the unpaid principal balance of loans serviced for others totaled $39.8 million.

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

At December 31, 2015, we had $77.4 million in home equity lines and loans outstanding, of which 99.7% were performing in accordance with original terms.  Of the loans outstanding at December 31, 2015, $15.6 million relate to a portfolio of first-lien home equity lines acquired in 2012. The portfolio consists of seasoned, first-lien home equity lines with strong credit characteristics and geographic dispersion in the United States, and is serviced by a third party.
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
Commercial Real Estate. At December 31, 2015, $561.2 million, or 36.5%, of our loan portfolio consisted of commercial real estate loans. At December 31, 2015, the vast majority of our commercial real estate loans were secured by properties located in eastern Massachusetts. In addition, the vast majority of the commercial real estate loans in our portfolio were originated by us as lead lender, rather than loans that we have purchased or obtained through participations.

Our commercial real estate mortgage loans are primarily secured by office buildings, multi-family apartment buildings, owner-occupied businesses and industrial buildings. As of December 31, 2015, our two largest commercial real estate loan properties totaled $24.5 million and $22.4 million, which financed a hotel and office building, respectively. At that date we had 12 other commercial real estate loan properties with outstanding principal balances exceeding $10.0 million.

Our commercial real estate loans generally have terms of three to ten years with adjustable, LIBOR-based, FHLB Classic Advance or WSJ Prime rates of interest. These loans generally amortize on a twenty-five to thirty year basis, with a balloon payment due at maturity.

To facilitate qualified commercial customers’ access to fixed-rate financing, we enter into loan-level interest rate swaps. These swap agreements enable the Bank to write LIBOR-based, adjustable-rate loans, whereas customers ultimately pay a fixed interest rate. Interest rate risk associated with these transactions is controlled by entering into offsetting positions with third parties. Credit risk is minimized by limiting transactions to highly rated counterparties and through collateral agreements. Collateral is required to be exchanged when the valuation reaches agreed upon thresholds, for certain counterparties. We generally receive fees for acting as an intermediary in these interest rate swap agreements. As of December 31, 2015, the notional value of interest rate swaps on loans with commercial real estate loan customers amounted to $282.5 million, and we earned fee income of $2.1 million from customer swaps in 2015.

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

Construction Loans. We originate loans to established local developers to finance the construction of commercial and multi-family properties. To a lesser extent we originate loans to local builders and individuals to finance the construction of 1-4 family residential properties. At December 31, 2015, $79.8 million, or 5.2% of our loan portfolio consisted of construction loans. Commercial construction loans totaled $58.5 million. The two largest loans outstanding amounted to $9.7 million, which was secured by a multi-family residential and retail facility and $9.0 million, which was secured by a hotel development project located in our primary lending market area. As of December 31, 2015, our commitments to fund these two commercial construction projects totaled $19.0 million.
Our commercial construction loans generally call for the payment of interest only with interest rates that are tied to LIBOR. Construction loans for commercial real estate are originated with principal balances of up to $20.0 million with a loan-to-completed value ratio of 65% to 80%, depending on the type of property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans for income-producing properties usually is expected from permanent financing upon completion of construction. In the case of construction loans for 1-4 family residential properties, repayment normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own homes, with a permanent mortgage.
Before making a commitment to fund a construction loan, we require an appraisal of the property by a licensed appraiser. The amount of funds disbursed per construction requisitions during the term of the construction loan is generally justified by a Bank-appointed construction engineer.
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
Commercial Business Loans. We originate commercial term loans and variable lines of credit to businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring machinery and equipment. These loans are generally secured by all business assets including business equipment, inventory, accounts receivable, trademarks, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2015, we had $182.7 million of commercial business loans, representing 11.9% of our total loan portfolio outstanding.
We have invested in the appropriate staff and systems as well as established our policies and procedures for commercial business lending.  We also participate in large loans originated by other banks with customers operating in sectors where our commercial lenders have substantial experience. As of December 31, 2015, our two largest loan relationships outstanding at December 31, 2015 amounted to $12.8 million and $11.8 million, to a business development corporation and a pharmaceutical company, respectively.  In each case, these were participation loans syndicated by other banks and our total commitment on these loans are $15.0 million and $12.5 million, respectively, including the amounts outstanding.   At December 31, 2015, our two largest individual loan commitments were $20.0 million and were to borrowers with headquarters in New England that operate in the midstream logistics, marketing and wholesale supply of energy products.  In each case, these were participation loans syndicated by other banks and the amounts outstanding at December 31, 2015 were $8.6 million and $5.9 million, respectively., which are performing to plan.

When making commercial business loans, we consider the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Many of our loans are guaranteed by the principals of the borrower.
Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, at December 31, 2015, we had $10.0 million of unsecured, subordinated loans to financial institutions operating in New England, for which repayment is dependent on the ability of the financial institutions to generate income. We seek to minimize these risks through our underwriting standards and the experience of our lenders and credit department. The commercial lending units are responsible for the underwriting and documentation of new commercial loans, as well as the quarterly review of credit ratings of existing loans.
Consumer Loans. We offer consumer loans on a limited and selective basis. At December 31, 2015, $38.2 million, or 2.5%, of our loan portfolio, consisted of consumer loans, of which $34.2 million related to classic and collector automobile loans, and only $3.9 million related to other consumer loans.
Our portfolio of classic and collector automobile loans is the result of an initiative to increase our exposure to higher-yielding loan assets and diversify our credit portfolio, resulting in an agreement, initiated in late 2011, to purchase loans from a third-party originator. Pursuant to the terms of this agreement, we elect to purchase loans secured by classic and collector automobiles according to a defined price schedule which varies according to the terms of the loans and the credit quality of the borrower. Our primary considerations when originating these loans are the borrower’s ability to repay the loan and the value of the underlying collateral. The average FICO score of borrowers for these loans is 746 at origination. We may finance up to the full sales price of the vehicle. In order to mitigate our risk of loss, we have a 50% loss sharing arrangement with the third-party originator of these loans. Since the commencement of the program through December 31, 2015, we have purchased approximately $67.6 million in classic and collector automobile loans and recorded $24,000 of write downs. We do not anticipate any further purchases of loans for this portfolio in 2016.
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
In 2015, 86.2%, or $224.3 million, of our 1-4 family residential mortgage loan originations were generated by our loan officers or referred by branch managers and employees located in our banking offices. We also source 1-4 family residential mortgages from a correspondent that adheres to the Bank’s underwriting practices and are in compliance with federal, state and local laws and regulations governing fair lending practices and mortgage origination. In 2015, we purchased a total of $35.9 million of loans from the correspondent. As we have grown our residential mortgage capabilities, our purchases from correspondents have declined.
In recent years, in an effort to manage interest rate risk in a relatively low interest rate environment, we sold a portion of fixed-rate 1-4 family residential mortgage loans that we originated. In 2015, we sold a total of $39.1 million of conforming and non-conforming residential mortgage loans with servicing released to other investors. Included in the $39.1 million of residential mortgage loans sold in 2015 were $7.7 million of non-conforming portfolio loans. We intend to continue to explore the practice of selling some of our non-conforming residential mortgage loans in the future, subject to our interest rate risk appetite, mortgage loan pricing in the secondary market and the pricing of servicing rights.
We have sold mortgage loans to the Federal Home Loan Bank of Boston through the Mortgage Partnership Finance (“MPF”) program, which generally has required us to retain approximately 5% of credit risk, for which we were paid a credit enhancement fee. We have also sold loans to the Federal Home Loan Bank of Boston through a different program without retaining any credit risk. To date, we have sold a total of $25.3 million of loans to the Federal Home Loan Bank of Boston through the MPF program with credit risk retention. At December 31, 2015, the credit risk retained by us on loans sold through the MPF program amounted to $1.2 million, or 6.19% of the volume of loans sold through the MPF program and received credit enhancement fees since inception of $1.1 million.
We have retained the servicing on all loans sold to the Federal Home Loan Bank of Boston, and we have released the servicing on loans sold to other mortgage investors, such as the Massachusetts Housing Finance Agency and banks seeking exposure to non-conforming loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, and making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities. For the year ended December 31, 2015 we received servicing fees, including credit enhancement fees, of $62,000 on mortgage loans that we serviced for third parties. At December 31, 2015, the unpaid principal balance of loans serviced for others totaled $39.8 million.
In 2015, we had $288.5 million in commercial business and commercial real estate originations, up 83.8% from 2014. In order to have access to larger customers and diversify risk, from time to time we will participate in portions of commercial business and commercial real estate loans with other banks. Pursuant to these loan participations, the Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. When we are not lead lender, we always follow our customary loan underwriting and approval policies. In cases where the Bank has transferred a portion of its originated commercial loan to participating lenders, the Bank continues to service the loan as agent of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees, if applicable) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2015, we held $151.9 million of commercial business and commercial real estate loans in our portfolio that were participation loans obtained from other lenders, and we serviced $30.6 million in loans for other lenders participating in loans originated by us.

The following table shows the loan origination, acquisition, purchase, sale and repayment activities for loans and loans held for sale, for the periods indicated.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Originations by type:
Real estate loans:
1-4 family	$224,316	$154,188	$70,107	$75,988	$45,606
Commercial real estate	217,433	125,370	142,768	96,558	2,138
Construction	70,944	35,991	1,327	3,705	—
Home equity	24,721	7,988	3,235	2,096	325
Total real estate loans	537,414	323,537	217,437	178,347	48,069
Commercial business loans	71,062	31,627	50,177	10,928	210
Consumer loans	3,049	1,204	132	605	699
Total loans originated	611,525	356,368	267,746	189,880	48,978

Acquired: (1)
Real estate loans:
Commercial real estate	—	57,967	—	—	—
Home equity	—	39,996	—	—	—
Total real estate loans	—	97,963	—	—	—
Commercial business loans	—	3,862	—	—	—
Consumer loans	—	444	—	—	—
Total loans acquired	—	102,269	—	—	—

Purchases (2):
Real estate loans:
1-4 family	35,917	65,091	104,556	89,136	88,006
Commercial real estate	—	—	13,168	19,055	—
Construction	321	22,262	18,534	494	—
Home equity	—	—	—	22,304	—
Total real estate loans	36,238	87,353	136,258	130,989	88,006
Commercial business loans	15,642	87,502	88,846	36,469	—
Consumer loans	14,803	15,654	17,367	16,906	2,909
Total loans purchased	66,683	190,509	242,471	184,364	90,915
Sales (3):
Real estate loans:
1-4 family	(39,080)	(41,417)	(51,022)	(24,957)	(1,623)
Commercial real estate	—	—	(3,600)	(15,806)	—
Construction	(7,517)	(95)	—	—	—
Total real estate loans	(46,597)	(41,512)	(54,622)	(40,763)	(1,623)
Commercial business loans	(796)	(208)	(11,868)	—	—
Total loans sold	(47,393)	(41,720)	(66,490)	(40,763)	(1,623)
Principal repayments:
Total principal repayments	(240,390)	(218,798)	(163,394)	(119,928)	(62,903)
Net increase	$390,425	$388,628	$280,333	$213,553	$75,367
_______________________

(1)	Includes loans acquired in the Nantucket Bank Acquisition.

(2)	Includes loan purchases and participations by the Bank in loans originated or syndicated by other financial institutions.

(3)	Includes loan sales and participations by other financial institutions in loans originated or syndicated by the Bank.

Loan Approval Procedures and Authority. Our lending activities follow written policies approved by our Board of Directors. The loan approval process is intended to assess the borrower’s ability to repay the loan and the value of the collateral, if any, that will secure the loan. To assess the borrower’s ability to repay, we review the borrower’s employment and credit history and information on the historical and projected income and expenses of the borrower. We require “full documentation” on all of our loan applications. We do not discriminate in our lending decisions based on a borrower’s race, religion, national origin, gender, marital status or age.
Our policies and loan approval limits are approved by our board of directors. Aggregate lending relationships in amounts up to $5.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships which meet or exceed underwriting standards (Risk Ratings 1-5) between $5.0 million and $30.0 million require the approval of the Management Credit Committee, and those greater than $30.0 million require the approval of the board of directors. Relationships above $20.0 million deemed “bankable with care” (Risk Rating 6) require the approval of the board of directors. Our Chief Risk Officer generally must approve loans in excess of $1.0 million, and this amount has increased to $3.0 million for 2016.
Middle market commercial lending is responsible for the underwriting and documentation of new commercial loans as well as the ongoing review of credit ratings of existing loans and special credit projects. Our Senior Credit Officer is responsible for the underwriting and documentation of new commercial loans to small business customers. Our Chief Risk Officer reviews the servicing and risk rating of all criticized loans and loans rated “bankable with care” on the watch list no less frequently than monthly. Our Senior Credit Officer reviews all construction loans and higher risk commercial business loans quarterly, and commercial real estate loans over $750,000 no less frequently than annually. We consider our Chief Risk Officer and Senior Credit Officer to be objective because they have no loan production goals and have annual performance objectives based on credit quality and credit risk management.
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
Non-Performing and Problem Assets
When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment fee is generally assessed and a notice mailed to the borrower. We will attempt personal, direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. By the 36th day of delinquency, we will attempt to establish live contact with borrowers and inform them of loss mitigation options that may be available, providing the borrowers with written notice containing information about those loss mitigation options by the 45th day of delinquency. By the 150th day of delinquency (regardless of accrual status), unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. In addition, a property appraisal is made to determine the condition and market value. The account will be monitored on a regular basis thereafter. In attempting to resolve a default on a residential mortgage loan, Blue Hills Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure.
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
Because of the nature of the collateral securing consumer loans, we may commence collection procedures sooner for consumer loans than for residential mortgage loans or home equity lines of credit.
Small business loans that are past due 5 days are referred to the responsible loan officer, who will after 10 days direct efforts to bring the loan current. After 30 days past due, the loan is reviewed for placement on the Watch List, and if the loan has been downgraded to Special Mention, the Chief Risk Officer will determine whether the Senior Credit Officer will assume day-to-day management of the credit or act in an advisory role with the goal of either bringing the loan current or maximizing recovery of principal and interest. All small business loans that are 30 days or more past due are regularly monitored by the lending unit and the Senior Credit Officer and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

Commercial business loans that are past due are immediately referred to the EVP of Commercial Lending, who will direct efforts to bring the loan current. After 30 days past due the loan is placed on the Watch List, and, if the loan has been downgraded to Special Mention, the EVP of Commercial Lending and Chief Risk Officer determines whether the Senior Credit Officer will assume day-to-day management, with the oversight of the Chief Risk Officer, or act in an advisory role with the goal of either bringing the loan current or maximizing our recovery of principal and interest. All commercial loans that are 30 days or more past due, regardless of risk rating, are regularly monitored by the lending unit and the Senior Credit Officer and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

It is the policy of the Company to discontinue the accrual of interest on loans past due in excess of 90 days, unless the loan is well-secured and in the process of collection, or when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful and to reverse all interest income previously accrued. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Non-accrual loans:
1-4 family	$5,688	$3,876	$1,706	$2,209	$1,437
Home equity loans and lines	270	578	36	—	—
Commercial real estate	4,631	—	—	—	—
Commercial business	10	—	—	—	—
Consumer	145	27	—	—	—
Total non-accrual loans	10,744	4,481	1,742	2,209	1,437
Loans delinquent 90 days or greater and still accruing:
1-4 family	—	—	—	—	193
Commercial real estate	—	—	—	—	1,098
Total loans delinquent 90 days or greater and still accruing	—	—	—	—	1,291
Total non-performing assets	$10,744	$4,481	$1,742	$2,209	$2,728

Ratios:
Non-performing loans to total loans	0.70%	0.39%	0.23%	0.45%	0.98%
Non-performing assets to total assets	0.51%	0.26%	0.13%	0.18%	0.28%

For the year ended December 31, 2015 gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $502,000. Interest income recognized on such loans for the year ended December 31, 2015 was $424,000.

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. The table below sets forth the amounts for our residential troubled debt restructurings at the dates indicated.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)

Performing troubled debt restructurings	$148	$255	$279	$—	$22
Nonaccrual troubled debt restructurings	1,183	467	260	568	—
Total	$1,331	$722	$539	$568	$22

Performing troubled debt restructurings as a % of total loans	0.01%	0.02%	0.04%	—%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.08%	0.04%	0.03%	0.12%	—%
Total troubled debt restructurings as a % of total loans	0.09%	0.06%	0.07%	0.12%	0.01%
At December 31, 2015, we had $1.3 million of troubled debt restructurings, all of which related to residential mortgage loans, of which $148,000 were performing in accordance with their restructured terms. For the year ended December 31, 2015, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $73,000. Interest income recognized on such modified loans for the year ended December 31, 2015 was $67,000.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015
Real estate:
1-4 Family	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate (1)	1	1,249	—	—	1	1,249
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

At December 31, 2014
Real estate:
1-4 Family	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372

At December 31, 2013
Real estate:
1-4 Family	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	2	$196	7	$864	9	$1,060

At December 31, 2012
Real estate:
1-4 Family	1	$232	5	$978	6	$1,210

At December 31, 2011
Real estate:
1-4 Family	1	$156	7	$1,630	8	$1,786
Construction	—	—	1	1,098	1	1,098
Consumer loans	1	1	—	—	1	1
Total loans	2	$157	8	$2,728	10	$2,885
(1) The commercial real estate loan included in the 60-90 days delinquent buckets above is also included in the non-accrual total.
Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2015, we had no other real estate owned.
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

	At December 31,
	2015	2014	2013
	(In thousands)
Classified loans:
Substandard	$6,963	$1,362	$1,707
Doubtful	712	709	693
Loss	—	—	—
Total classified loans	7,675	2,071	2,400
Special mention	13,421	4,966	2,819
Total criticized loans	$21,096	$7,037	$5,219

At December 31, 2015, we had $7.0 million of substandard assets, of which $1.6 million were residential mortgage loans, $144,000 were home equity, $5.1 million were commercial real estate and $149,000 were consumer. At December 31, 2015, special mention assets consisted of $13.4 million, of which $4.5 million were 1-4 family residential mortgage loans, $321,000 were home equity, $874,000 were commercial business and $7.8 million were commercial real estate loans. Loans classified as doubtful at December 31, 2015, 2014 and 2013 consist primarily of 1-4 family residential mortgages.
Potential problem loans are loans that are currently performing and are not included in non-accrual loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2015, we had no potential problem loans that are not discussed above under “Classification of Assets.”

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
The allowance for loan losses is based on the size and composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. In estimating an appropriate allowance for loan losses, we recognize that our own relevant loss experience is limited as a result of our change in lending strategy over recent years. As such, commencing in 2012, we evaluated the most recent eight years of state and national FDIC loss data for comparable sized savings institutions to determine the historic loss factors used in the allowance for loan losses calculation for all loan segments. Management believes this 8-year period is sufficient to span a full lending cycle. Prior to 2012, we utilized our own historical loss ratios for the existing portfolio.

In evaluating the FDIC loss data for determining appropriate loss ratios, we reviewed the composition of the existing portfolio segments. Based on this review, national FDIC loss data was applied to all loan segments. We identified a loss rate within a range of the high and low FDIC loss rates of the comparative group at a segment level. Management then qualitatively adjusted the loss rates for environmental factors unique to our portfolio relative to current lending policies, economic conditions, portfolio characteristics, collateral values and credit concentrations to derive each segment’s general loss factor. The use of FDIC historical loss data did not have a material impact on the overall allowance with regard to our legacy loan products. Of more significance to the overall allowance was the application of FDIC loss factors to the growth in segments other than conforming residential loans, for which we had minimal or no loss experience of our own to reference.

Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. Management's evaluation is submitted on a quarterly basis to the Board for approval of the methodology and any changes in qualitative factors described below. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available; however, because of the increase in exposure in our new portfolios, it is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio.

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

Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, real estate collateral and guarantees from sponsors or owners. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant's ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties are adversely impacted by a downturn in the economy as evidenced by increased vacancy rates, which in turn will have an effect on credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of properties. Management continually monitors cash flows on these loans.

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

Consumer - Loans in this segment primarily include classic and collector automobile loans. The classic and collector automobile loan portfolio is primarily comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs during 2015 and 2014, the provisions during the year are based on management’s estimate of inherent losses.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Balance at beginning of year	$12,973	$9,671	$5,550	$3,501	$2,478
Charge-offs:
Real estate:
1-4 family	—	(18)	(165)	(714)	(328)
Consumer loans	(43)	(61)	(44)	—	(13)
Total charge-offs	(43)	(79)	(209)	(714)	(341)
Recoveries:
Real estate:
1-4 family	82	—	236	402	232
Consumer loans	—	—	—	—	6
Total recoveries	82	—	236	402	238
Net recoveries (charge-offs)	39	(79)	27	(312)	(103)
Provision for loan losses	4,090	3,381	4,094	2,361	1,126
Balance at end of year	$17,102	$12,973	$9,671	$5,550	$3,501
Ratios:
Net recoveries (charge-offs) to average loans outstanding	—%	—%	—%	(0.08)%	(0.04)%
Allowance for loan losses to non-performing loans at end of year	159%	290%	555%	251%	128%
Allowance for loan losses to total loans at end of year (1)	1.11%	1.13%	1.25%	1.13%	1.25%
_______________________

(1)	Total loans do not include deferred costs and discounts.

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

	At December 31,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$3,916	38.98%	$3,222	40.13%	$2,835	47.31%
Home equity	636	5.03	340	5.38	247	3.30
Commercial	7,147	36.46	3,551	33.81	2,608	29.59
Construction	1,364	5.18	1,056	4.67	303	2.14
Commercial business loans	2,839	11.87	3,410	13.24	2,416	14.38
Consumer loans	772	2.48	736	2.77	574	3.28
Total allocated allowance	$16,674	100.00%	$12,315	100.00%	$8,983	100.00%
Unallocated	428		658		688
Total	$17,102		$12,973		$9,671

	At December 31,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
1-4 family residential	$2,725	63.27%	$3,267	94.64%
Home equity	316	5.09	—	1.05
Commercial	1,343	20.48	160	2.74
Construction	106	1.17	—	0.24
Commercial business loans	565	6.85	—	0.36
Consumer loans	313	3.14	24	0.97
Total allocated allowance	$5,368	100.00%	$3,451	100.00%
Unallocated	182		50
Total	$5,550		$3,501

Investments
The overall objectives of the investment portfolio are to employ funds not currently required for the Bank’s loan portfolio, cash requirements or other assets essential to our operations; to provide for capital preservation of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity, quality and diversification; and to employ a percentage of assets in a manner that will balance the market, credit and duration risks of other assets.

Investment management practices are governed by our investment policy which the Board reviews and approves at least annually. Compliance with the investment policy is monitored on a regular basis. The Bank utilizes a professional third party investment advisor to manage a significant portion of its investment securities portfolio. The professional investment advisor manages a specified dollar amount of investment securities pursuant to particular investment objectives established by the Bank. Management under the oversight of the board of directors and the Risk Committee of the board of directors oversees the qualification and selection of all third party investment advisors used by the Bank. The board of directors and Management have established internal investment guidelines, parameters and limits that any selected third party investment advisor must commit to in writing. The Bank’s Management Investment Committee, consisting of the Chief Executive Officer, Chief Financial Officer and Treasurer, meets regularly to review all transaction activity in the portfolio. Day to day oversight of the overall investment securities portfolio and review of daily transactional activity is monitored by the Treasurer. Management, through internal review processes, reviews the compliance of the third party investment advisor with the established investment guidelines and parameters on a periodic basis and reports to the Risk Committee of the board of directors on such matters. The investment performance of any third party investment advisor is also subject to continuous review and testing by Management to ensure that such advisors are adhering to the investment style for which they were engaged, adhering to the established asset allocation strategy, meeting performance benchmarks established by Management, and providing best execution on transactions. Management has, on a periodic basis, engaged an independent investment consultant to assess the Bank’s investment securities activity, its related risk practices, the procedural due diligence in selecting and maintaining its investment advisors and funds and the monitoring, reporting and evaluation of third party investment advisors.

Our investment portfolio is segmented into two distinct pools, as follows:

•
Fixed Income pool - Management of the fixed income pool is apportioned separately to the Bank’s Treasury function and a third party investment advisor. The primary investment objective of this pool is to maximize return while maintaining acceptable levels of risk and market value volatility.

▪
The internally managed portion of the pool seeks to maximize income while maintaining high quality intermediate duration as well as to provide adequate short-term liquidity to meet any cash flow demands. Permissible investments in this pool include U.S. Treasury securities, U.S. Government Agency and Government-Sponsored Enterprise debt and mortgage-backed securities, and certain money market instruments.

▪
The third-party investment advisor seeks to outperform the Barclays Intermediate Credit Index. Permissible investments in the externally managed portion of the pool include corporate debt, municipal bonds and asset-backed and commercial mortgage backed securities. Purchases of securities are limited to securities that would be characterized as investment grade at the time of purchase. Credit quality of the issuers is carefully monitored by the investment manager with continuous oversight by Bank Management. Sales of securities are restricted to securities with an unrealized gain position unless approved in advance by Bank Management.

•
Equity pool - The equity pool is comprised of a diverse set of mutual funds selected by the Bank with the guidance of an external institutional investment consultant. The primary objective of this pool is to maximize income and total return via dividends and capital appreciation, while conferring benefits of diversification and providing exposure to asset classes that are less correlated with fixed income securities, within the parameters established by the Bank with regard to risk exposure and market value volatility. As of December 31, 2015, the Bank had investments in three different mutual funds, including two global asset allocation funds, and a world stock market index fund.

At December 31, 2015, our securities portfolio consisted of U.S. Treasury securities, U.S. government-sponsored enterprise obligations, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations, other mortgage- and asset-backed securities, corporate debt securities, other bonds and obligations, and mutual funds. Our other mortgage- and asset-backed securities include private label commercial mortgage backed securities, SBA asset-backed securities and other asset-backed securities. We only purchase investment grade securities. The private label commercial mortgage-backed securities investments are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, are investment grade, and are supported by automobile financing, equipment and commercial real estate financings. We do not own any trust preferred securities.

    At December 31, 2015, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for U.S. government-sponsored enterprise securities.

At the time of purchase, we designate a security as either held to maturity, available for sale or trading, based upon our intent and ability to hold such security until maturity. Securities available for sale and trading securities are reported at market value. A periodic review and evaluation of the securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported through other comprehensive income/(loss). If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis for which it is reported. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount.

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

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$—	$—	$13,037	$13,219	$131,781	$128,202
Government-sponsored enterprises	—	—	26,335	26,437	13,985	13,957
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	160,091	160,553	67,787	67,493
Other mortgage and asset-backed securities:
Privately issued commercial mortgage-backed securities	13,126	12,931	22,100	21,929	22,828	22,674
Private label residential mortgage-backed securities	—	—	—	—	3,021	3,383
SBA asset-backed securities	—	—	27,765	28,046	9,787	9,394
Other asset-backed securities	11,395	11,253	16,235	16,192	10,974	11,022
Total other mortgage and asset backed	24,521	24,184	66,100	66,167	46,610	46,473
Other bonds and obligations:
State and political	16,016	16,315	15,619	16,183	15,628	15,739
Financial services:
Banks	18,813	18,861	12,364	12,889	12,535	13,350
Diversified financial entities	23,124	23,300	15,796	16,132	14,023	14,528
Insurance and REITs	16,883	16,602	9,387	9,516	15,635	15,793
Total financial services	58,820	58,763	37,547	38,537	42,193	43,671
Other corporate:
Industrials	55,470	54,532	34,408	35,035	32,920	33,450
Utilities	31,952	30,320	16,873	17,018	12,000	12,086
Total other corporate	87,422	84,852	51,281	52,053	44,920	45,536
Total debt securities	186,779	184,114	370,010	373,149	362,904	361,071
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,388	5,000	5,623	5,000	5,540
Domestic community	3,216	3,273	3,216	3,297	3,216	3,221
Global asset allocation	42,396	38,915	32,956	34,378	32,956	37,124
Diversified bonds	—	—	—	—	34,392	34,350
Total marketable equity securities	50,612	47,576	41,172	43,298	75,564	80,235
Total securities available for sale	$237,391	$231,690	$411,182	$416,447	$438,468	$441,306

Securities held to maturity:
Debt securities:
U.S. Treasury	$636	$634	$—	$—	$—	$—
Government-sponsored enterprises	28,256	28,224	—	—	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,232	154,410	—	—	—	—
SBA asset-backed securities	16,017	15,958	—	—	—	—
Total securities held to maturity	$200,141	$199,226	$—	$—	$—	$—

Portfolio Maturities and Yields. The composition and maturities of the portion of the investment securities portfolio relating to debt securities at December 31, 2015 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
Mortgage- and other asset-backed securities	$—	—%	$4,294	1.70%	$2,375	1.66%	$17,852	2.04%	$24,521	$24,184	1.95%
Other bonds and obligations:
State and political subdivisions	991	0.95	9,175	2.32	3,327	2.33	2,523	3.60	16,016	16,315	2.44
Financial services	1,786	2.32	39,564	2.50	17,470	3.71	—	—	58,820	58,763	2.85
Other corporate	3,795	2.91	37,121	2.43	41,366	3.52	5,140	4.75	87,422	84,852	3.10
Total debt securities available for sale	$6,572	2.14%	$90,154	2.41%	$64,538	3.44%	$25,515	2.74%	$186,779	$184,114	2.82%

Securities held to maturity:
Debt securities:
U.S. Treasury	$636	7.68%	$—	—%	$—	—%	$—	—%	$636	$634	7.68%
Government-sponsored enterprises	5,031	1.08	14,202	1.15	9,023	2.67	—	—	28,256	28,224	1.62
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	64	3.02	24,138	1.85	131,030	2.25	155,232	154,410	2.19
SBA asset-backed securities	—	—	—	—	—	—	16,017	0.91	16,017	15,958	0.91
Total debt securities held to maturity	$5,667	1.82%	$14,266	1.15%	$33,161	2.08%	$147,047	2.10%	$200,141	$199,226	2.02%

Bank-Owned Life Insurance. Bank-owned life insurance provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2015, we had invested
$31.6 million in bank-owned life insurance.

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
The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2015			2014			2013
	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)
	(Dollars in thousands)
Deposit type:
Non-interest bearing deposits	$138,438	10.87%	—%	$112,260	9.87%	—%	$29,716	3.40%	—%
Interest bearing deposits:
NOW	127,183	9.98	0.05	124,372	10.95	0.05	66,580	7.63	0.06
Regular savings	294,004	23.08	0.36	335,631	29.52	0.44	344,783	39.49	0.47
Money market	307,661	24.15	0.72	207,538	18.25	0.73	81,225	9.30	0.39
Brokered money market	28,130	2.21	0.52	2,572	0.23	0.29	—	—	—
Certificates of deposit	310,249	24.35	1.26	298,944	26.29	1.08	312,596	35.80	1.10
Brokered certificates of deposit	68,245	5.36	0.45	55,585	4.89	0.39	38,265	4.38	0.28
Total interest bearing deposits	1,135,472	89.13	0.68%	1,024,642	90.13	0.64%	843,449	96.60	0.62%
Total deposits	$1,273,910	100.00%	0.60%	$1,136,902	100.00%	0.57%	$873,165	100.00%	0.59%
_________________________ (1) The weighted average yield is calculated using stated rate of each deposit account within the given categories as of December 31, 2015, 2014 and 2013.
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated, including brokered deposits. At December 31, 2015, we had a total of $448.5 million in certificates of deposit, of which $239.1 million had remaining maturities of one year or less.

	At December 31,
	2015	2014	2013
	(In thousands)
Interest rate range:
Less than 0.50%	$123,629	$101,162	$118,590
0.50% to 0.99%	122,370	105,214	56,516
1.00% to 1.49%	94,031	86,406	174,895
1.50% to 1.99%	45,285	14,829	23,322
2.00% to 2.99%	63,190	52,849	15,018
Total	$448,505	$360,460	$388,341

The following table sets forth, by interest rate ranges, the maturities of our certificates of deposit, including brokered deposits.

	At December 31, 2015
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest rate range:
Less than 0.50%	$123,438	$84	$16	$91	$123,629	27.56%
0.50% to 0.99%	85,877	32,548	3,798	147	122,370	27.28
1.00% to 1.49%	12,341	44,030	29,950	7,710	94,031	20.97
1.50% to 1.99%	2,456	9,645	6,753	26,431	45,285	10.10
2.00% to 2.99%	15,022	157	53	47,958	63,190	14.09
Total	$239,134	$86,464	$40,570	$82,337	$448,505	100.00%

As of December 31, 2015, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000, excluding brokered deposits, was $65.4 million. The following table sets forth the maturity of those certificates as of December 31, 2015.

At December 31, 2015
(In thousands)
Maturing in:
Three months or less	$4,202
Over three months through six months	11,042
Over six months through one year	9,775
Over one year to three years	17,273
Over three years	23,072
Total	$65,364

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston. At December 31, 2015, we had access to additional Federal Home Loan Bank advances of up to $217.5 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at end of year	$260,000	$75,000	$215,000
Average balance during year	146,720	149,841	127,501
Maximum outstanding at any month end	260,000	215,000	215,000
Weighted average interest rate at end of year	0.76%	1.25%	0.61%
Average interest rate during year	0.83%	0.94%	0.92%

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

Personnel
On a full time equivalent basis, we had 209 employees at December 31, 2015. Our employees are not represented by any collective bargaining group.
Subsidiary Activity
Blue Hills Bancorp, Inc. owns 100% of Blue Hills Bank and Blue Hills Funding Corporation. Blue Hills Bank has three subsidiaries, B.H. Security Corportion ("B.H. Security"), HP Security Corporation (“HP Security”) and 1196 Corporation (“1196 Corporation”). B.H. Security and HP Security buy, sell and hold securities on their own behalf as wholly-owned subsidiaries of Blue Hills Bank, and this activity results in tax advantages in Massachusetts. At December 31, 2015, B.H. Security and HP Security had total assets of $146.3 million and $232.7 million, respectively. 1196 Corporation owns shares in Northeast Retirement Services, Inc., a company that administers pension and 401(k) plans for a number of savings banks, including Blue Hills Bank, and other entities.

REGULATION AND SUPERVISION
General

Blue Hills Bank is a Massachusetts-chartered stock savings bank and is the wholly-owned subsidiary of Blue Hills Bancorp, Inc., a Maryland corporation, and a registered bank holding company. Blue Hills Bank’s deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation, or “FDIC”, and by the Depositors Insurance Fund of Massachusetts for amounts in excess of the FDIC insurance limits. Blue Hills Bank is subject to extensive regulation by the Massachusetts Commissioner of Banks, as its chartering agency, and by the FDIC, its primary federal regulator and deposit insurer. Blue Hills Bank is required to file reports with, and is periodically examined by, the FDIC and the Massachusetts Commissioner of Banks concerning its activities and financial condition and must obtain regulatory approvals prior to entering into certain transactions, including, but not limited to, mergers with or acquisitions of other financial institutions. Blue Hills Bank is also a member of and owns stock in the Federal Home Loan Bank of Boston, which is one of the twelve regional banks in the Federal Home Loan Bank System.

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

New Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” was signed into law in January 2015 and became effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same areas, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Stock Repurchases. Under Massachusetts regulations, we may not repurchase shares of our common stock during the first three years following the completion of the conversion without permission from the Massachusetts Commissioner of Banks, except to fund tax-qualified or nontax-qualified employee stock benefit plans.  Regarding repurchase programs that require approval from the Massachusetts Commissioner of Banks during the three year period, each repurchase program cannot be for an amount greater than 5% of our outstanding shares of common stock.  In addition, compelling and valid business reasons for the program must be established to the satisfaction of the Massachusetts Commissioner of Banks. In July 2015, we received permission from the Massachusetts Commissioner of Banks to repurchase up to 5% of our outstanding shares and as announced on February 26, 2016 that program has been completed.  Also on February 26, 2016 the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4% of the Company's issued and outstanding shares.  This program did not require permission from the Massachusetts Commissioner of Banks since it is being used to fund employee stock benefit plans.
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
Federal Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Blue Hills Bank, are required to comply with minimum leverage capital requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. These capital requirements were effective January 1, 2015. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.

In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions if it deems necessary.

Standards for Safety and Soundness. As required by statute, the federal banking agencies adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement safety and soundness standards. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems, the internal audit system, credit underwriting, loan documentation, interest rate exposure, asset growth, asset quality, earnings, compensation, fees and benefits and, more recently, safeguarding customer information. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

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

Prompt Corrective Regulatory Action. Federal law establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. The FDIC has adopted regulations to implement the prompt corrective action legislation. The regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

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

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2015, Blue Hills Bank paid $88,000 in fees related to the FICO.

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $110.2 million; a 10% reserve ratio is applied above $110.2 million. The first $15.2 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Blue Hills Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Blue Hills Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Blue Hills Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2015, Blue Hills Bank was in compliance with this requirement.

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

Blue Hills Bancorp, Inc. is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that were not includable at the institution level. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

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

Blue Hills Bancorp, Inc. and Blue Hills Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for management to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Blue Hills Bancorp, Inc. or Blue Hills Bank.

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

We will be an emerging growth company until the earlier of: (i) December 31, 2019, (ii) the first fiscal year after our annual gross revenues are $1.0 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

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
Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences, referred to as “alternative minimum taxable income.” Alternative minimum tax is payable to the extent 20 percent of alternative minimum taxable income is in excess of the regular corporate tax. Net operating losses can, in general, offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Blue Hills Bancorp, Inc. and Blue Hills Bank have not been subject to the alternative minimum tax and have no such amounts available for credits against regular future tax liabilities.
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, Blue Hills Bancorp, Inc. and Blue Hills Bank had no net operating loss carryforward for federal income tax purposes.
Corporate Dividends. Blue Hills Bancorp, Inc. will be able to exclude from its income 100% of dividends received from Blue Hills Bank as a member of the same affiliated group of corporations.
Audit of Tax Returns. Hyde Park Bancorp, MHC, Hyde Park Bancorp, Inc., Blue Hills Bancorp, Inc. and Blue Hills Bank’s federal income tax returns, as applicable, have not been audited in the most recent three-year period.
State Taxation
For tax years beginning on or after January 1, 2009, Massachusetts generally requires corporations engaged in a unitary business to calculate their income on a combined basis with corporations which are under common control. Accordingly, Blue Hills Bancorp, Inc. and Blue Hills Bank currently file combined annual income tax returns. A corporation that qualifies, and elects to be treated for purposes of Massachusetts taxation, as a Massachusetts Security Corporation will be excluded from such a combined group.
Blue Hills Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2015 tax year, Blue Hills Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.
A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. HP Security Corporation and BH Security Corporation, wholly owned subsidiaries of Blue Hills Bank, are both qualified as a security corporation. As such, they have received security corporation classification by the Massachusetts Department of Revenue; and does not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.
None of the state tax returns of Blue Hills Bank are currently under audit, nor have any of these tax returns been audited during the past five years.
As a Maryland business corporation, Blue Hills Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

Executive Officers of the Registrant

The executive officers of Blue Hills Bancorp, Inc. are elected annually by the Board of Directors and serve at the Board’s discretion.  The following table sets forth the name and position of the executive officers of Blue Hills Bancorp, and their ages as of December 31, 2015.

Name	Age	Positions Held (1)
William M. Parent	54	President and Chief Executive Officer of Blue Hills Bank and Blue Hills Bancorp
James E. Kivlehan	55	Executive Vice President, Chief Financial Officer of Blue Hills Bank and Blue Hills Bancorp
Thomas E. O’Leary	63	Executive Vice President, Commercial Banking
Thomas R. Sommerfield	60	Senior Vice President, Chief Risk Officer
___________________________
(1) Positions held relate to Blue Hills Bank, except as indicated.

Below is additional information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his current position for at least the last five years.

Executive Officers Who Are Not Also Directors:

James E. Kivlehan is Executive Vice President and Chief Financial Officer for Blue Hills Bank since September of 2013. In addition Mr. Kivlehan has overall responsibility for the Retail Banking business. Prior to joining Blue Hills Bank, Mr. Kivlehan was an Executive Vice President, with more than a decade of service, at Citizens Financial Group, Inc.  At Citizens he held multiple executive leadership roles spanning Consumer Banking, Strategy, Business Analytics, M&A and Finance. Mr. Kivlehan is an experienced banking executive with an extensive background in all areas of finance.  A graduate of Babson College, he is a non-practicing CPA, a member of Financial Executives International, and a past president of the Treasurer’s Club of Boston.

Thomas E. O’Leary has been Executive Vice President of Commercial Banking at Blue Hills Bank since 2011.  Mr. O’Leary is responsible for the commercial banking functional departments and their operations. He has 40 years of banking experience split between credit and lending functions. Prior to joining Blue Hills Bank, Mr. O’Leary was Executive Vice President and Group Executive, Specialized Banking from 2002 to 2011 with Citizens Financial Group, Inc. Mr. O’Leary serves on the board of trustees of Catholic Charities of the Archdiocese of Boston. Mr. O’Leary is a graduate of Boston College and attended the Stonier Graduate School of Banking at Rutgers University.

Thomas R. Sommerfield is Senior Vice President, Chief Risk Officer at Blue Hills Bank since 2011. Mr. Sommerfield is responsible for the overall risk management of the bank, including credit, compliance, enterprise risk and administratively internal audit. Mr. Sommerfield has more than 36 years of experience in the financial services industry, was previously a Director at Spring Street Capital and has held numerous senior lending, credit and risk management roles at CIT, GE Capital, FleetBoston and predecessors, and HSBC. Mr. Sommerfield is a graduate of Columbia College. He is the leader of the Bank’s Pan-Mass Challenge team and has served on advisory boards of educational institutions and outreach programs and is currently on the board of VETRN, a charity that funds education and provides mentoring for military veterans who are starting new local businesses.

ITEM 1A.	RISK FACTORS
Risks Related to Our Business

Our business strategy, which includes significant asset and liability growth, was adopted and implemented in 2010 and has not yet had the time to be proven successful. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.
In 2010, our board of directors approved a change in our strategic direction that has resulted in significant growth in assets and liabilities and contemplates continued growth. Specifically, we intend to continue to increase our residential, commercial business and commercial real estate loans using the lending origination and servicing platform we have built; add additional related lending groups operating in our market area and adjacent market areas; expand our branch network through select de novo and acquisition opportunities; and increase fee income, including through the opportunistic acquisition of fee income businesses that complement our current product capabilities while improving the revenue contribution of fee income from existing customers. We have added employees and incurred substantial additional expenses due to the implementation of our strategic plan, including salaries and operating expenses related to updated and de novo branches, a new senior management team, new lending officers and related support staff, new third-party managers for our investment portfolio, additional expenses related to operating as a public company, as well as significant investments to improve our online and mobile capabilities for consumer and business banking, and marketing costs relating to rebranding. Many of these increased expenses are considered fixed expenses. Unless we can successfully implement our strategic plan and continue to grow our interest-earning asset base, our financial condition and results of operations will be negatively affected by these increased costs.
The successful continuation of our strategic plan will require, among other things, that we continue to leverage our operating costs through increased loan and deposit market share within our current markets and expand into new adjacent markets, continue to increase our core funding and decrease our reliance on acquisition based pricing, and increase our fee income through increased deposit services, cash management services and mortgage banking. Our ability to continue to grow successfully will depend on several other factors that may not be within our control, including continued favorable market conditions in the communities we serve, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our commercial real estate loans and commercial business loan portfolios. While we believe we have the management resources, marketing platform and internal systems in place to successfully manage our future growth, growth opportunities and lower cost deposit sources may not be available and we may not be successful in implementing our business strategy. Further, it will take time to fully implement our business strategy, especially for our lenders to originate enough loans and for our branches to attract enough favorably priced deposits to generate the net revenue needed to offset the associated expenses. Furthermore, we are a regulated entity and our regulators periodically review and oversee the pace and quality of our growth in assets and liabilities, offering of new products and services and geographic expansion. Regulatory authorities may encourage or require faster growing banks to slow the pace of growth and expansion if regulatory concerns develop.

Because we intend to continue to emphasize our commercial real estate and commercial business loan originations, our overall credit risk will increase, and downturns in the local real estate market or economy could adversely affect our earnings.
We intend to continue to grow our commercial real estate and commercial business loan portfolio. At December 31, 2015, $802.4 million or 52.1% of our total loan portfolio consisted of commercial real estate loans (including commercial construction loans) and commercial business loans, compared to $8.6 million, or 4.2% of our total loan portfolio at December 31, 2010. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers. A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase.

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
Our net loan portfolio has grown to $1.5 billion at December 31, 2015, from $203.7 million at December 31, 2010. A portion of this increase is due to increases in commercial real estate and commercial business loans through our own originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of the loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance.

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

We have experienced residential mortgage loan growth during each of the past five years and we have increased our residential mortgage loan infrastructure, including hiring lending officers and underwriting and support personnel and opening loan production offices. Our residential mortgage operations provide a material portion of our income and are significantly affected by market interest rates.  Additionally, our mortgage lending activity is affected by refinance activity. A reduction in mortgage refinance activity and a rising or higher interest rate environment may result in a decrease in residential mortgage loan originations, resulting in slower growth of our residential lending activity and, possibly, a decrease in the size of our residential loan portfolio. This could result in a decrease in interest income and a continued decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of non-interest expenses associated with our expanded residential lending platform, such as salaries and commissions, employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced residential mortgage loan demand, our results of operations would be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

We have been and expect to be less profitable than our peers as we implement our business strategy.

During the past five years we have incurred a substantial increase in operating expenses and personnel costs due primarily to our change in strategic direction to become a full service community banking organization and in order to build an expanded lending and deposit-taking platform. We have hired experienced executive officers and other staff which has significantly increased our employee base and personnel costs over the past five years. Additionally, in order to build our commercial real estate and commercial business lending experience and portfolios, we have in the past focused on high quality, variable-rate loans, as well as purchased loans and loan participations which has resulted in tight spreads and a lower overall yield on a portion of our loan portfolio compared to peer institutions that may have more fixed-rate, higher-margin loans. We also have relied upon soliciting higher cost deposits as a funding source which, in combination with a lower yielding loan portfolio, has resulted in our having a lower interest rate spread and margin compared to peer institutions. Accordingly, until we increase our interest earning assets through increased loan origination activity, improve on net interest rate margin and increase our overall scale, our net profits and level of operating efficiencies will continue to lag those of peer institutions. While our origination activity has increased noticeably over the past few years, until we improve on net interest rate margin and further increase our overall scale, our net profits and level of operating efficiencies will continue to lag those of peer institutions.

Approximately 20% of our assets consists of investment securities, which generally have lower yields than loans, and we classify more than half of our investment securities as available for sale which creates potential volatility in our net income and equity.

As of December 31, 2015, our investment securities portfolio, which includes US Treasury, Government Agency, mortgage-backed securities, corporate debt securities, mutual funds and marketable equity securities totaled $431.8 million, or 20.4% of our total assets. Approximately 53.7% of our investment securities are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income which affects our reported equity. Accordingly, given the size of the investment securities portfolio and due to possible mark-to-market adjustments of that portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio, we may sell securities which could result in a realized loss, thereby reducing our net income. Investment securities typically have lower yields than loans. For fiscal 2015, the weighted average yield of our investment securities portfolio was 2.98% as compared to 3.52% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets had been invested in loans.

Changes in the valuation of our securities portfolio could adversely affect us.
    Our securities portfolio represents approximately 20% of our total assets, and over half of the securities in our portfolio are classified as available for sale. Accordingly, a decline in the fair value of our securities could cause a material decline in our reported equity and/or net income. At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (“OTTI”). Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses. For impaired debt securities that are intended to be sold, or more likely than not will be required to be sold, the full amount of market decline is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. A decline in the market for the securities portfolio could result in impairment charges on some investment securities.

Our branch network expansion strategy may negatively affect our financial performance.
Depending on market conditions, we intend to expand our branch office network through selective de novo or acquired branch offices over the next several years. On January 18, 2014, we completed the acquisition of three branches in Nantucket, which we operate under the name Nantucket Bank, a division of Blue Hills Bank. We also opened a de novo branch office in Milton, Massachusetts in 2014, and a de novo branch office in University Station in Westwood, Massachusetts in 2015. In addition, we intend to open a de novo branch office in the Boston Seaport District in 2016. The cost to open the Westwood and Milton de novo branches was $2.2 million and $1.4 million, respectively, including the costs of construction, equipment, furnishings and technology as well as marketing and promotional expenses associated with the grand opening of the branches. We will incur additional expenses in connection with the opening our new Seaport District branch. Our branch expansion strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new or acquired branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to generate sufficient favorably priced deposits to produce enough income, including funding loan growth generated by our organization, to offset expenses related to the branch, some of which, like salaries and occupancy expense, are considered fixed costs.

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

Changes in interest rates may also decrease fee income generated from our commercial lending operations. We enter into interest rate swap agreements with some of our commercial borrowers (and mirror swap agreements with a third party) that allow the borrower to pay a fixed interest rate on loans that are originated and carried in our loan portfolio as adjustable rate loans. We receive fee income from borrowers for providing this service. Under certain interest rate scenarios, borrowers may choose not to use this service, and our related fee income will decrease. GAAP also dictates that the Company must mark these contracts to fair value over the life of each swap. As interest rates change,  positive and negative credit valuation marks on these contracts are also recorded in the income statement.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Historically low interest rates may adversely affect our net interest income and profitability.
While it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels over the past several years through its targeted federal funds rate and the purchase of mortgage-backed securities, the Federal Reserve did raise the federal funds rate by a quarter point on December 17, 2015.  As a general matter, our net interest income has been adversely impacted by the low rate environment that has existed over the past several years, however, at this point it is uncertain what impact the December rate increase might have on our net interest income (the difference between interest income we earn on our assets and the interest expense we pay on our liabilities). It is also uncertain when the Federal Reserve might raise or lower the federal funds rate in the future.  If interest rates rise it may negatively impact the housing markets and the U.S. economic recovery. If rates remain low it could create deflationary pressures, which while possibly lowering our operating costs, could have a significant negative effect on our borrowers, especially our business borrowers, and the values of underlying collateral securing loans, which could negatively affect our financial performance.

A continuation or worsening of economic conditions could adversely affect our financial condition and results of operations.
Although some recent economic indicators have shown signs of improvement, economic growth has been slow. A decline in economic conditions could result in further uncertainty in the financial markets and slower improvement in general economic conditions. During the financial crisis, there were dramatic declines in the housing market, where falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our lending business is tied, in large part, to the housing market and real estate markets in general. A return to these conditions could result in more limited demand for the construction of new housing, and weakness in home pricing, and could ultimately result in increased delinquencies on our residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit and consumer loans. Further, concerns over the financial markets and new regulations may cause lenders to reduce or cease providing funding to borrowers. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Continued negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, continued declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Financial reform legislation is expected to increase our costs of operations.
The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. As a result, we cannot at this time predict the extent to which the Dodd-Frank Act will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules may adversely affect our returns on equity and our ability to pay dividends or repurchase stock.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the leverage ratio at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to certain exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule also required items related to accumulated other comprehensive income to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. We recognize that our own relevant loss experience is limited as a result of our change in lending strategy over recent years. As such we evaluated the most recent eight years of national FDIC loss data for comparable sized savings institutions to determine the historic loss factors used in the allowance for loan losses calculation for all loan segments. Management believes this 8-year period is sufficient to span a full lending cycle. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Furthermore, our strategic plan envisages significant growth in lending which will require additional provisions for loan losses and reduce our earnings in the short term.
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

Changes in the programs offered by secondary market purchasers or our ability to qualify for their programs may reduce our mortgage banking revenues, which would negatively impact our non-interest income.
We generate mortgage revenues primarily from gains on the sale of single-family mortgage loans pursuant to programs currently offered by Fannie Mae, Freddie Mac, Ginnie Mae and non-GSE investors. These entities account for a substantial portion of the secondary market in residential mortgage loans. Any future changes in these programs, our eligibility to participate in such programs, the criteria for loans to be accepted or laws that significantly affect the activity of such entities could, in turn, materially adversely affect our results of operations.

Recent regulations could restrict our ability to originate and sell loans.
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower's ability to repay a mortgage. Loans that meet this "qualified mortgage" definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau's rule, a "qualified mortgage" loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less "bona fide discount points" for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a "qualified mortgage," a borrower's total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments.

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

Changes in our accounting policies or in accounting standards could materially affect how we report our financial condition and results of operations.

Our accounting policies are essential to understanding our financial condition and results of operations. Some of these policies require the use of estimates and assumptions that may affect the value of our assets or liabilities and financial results. Some of our accounting policies are critical because they require management to make difficult, subjective, and complex judgments about matters that are inherently uncertain, and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. If such estimates or assumptions underlying our financial statements are incorrect, we may experience material losses.

From time to time, the Financial Accounting Standards Board and the Securities and Exchange Commission change the financial accounting and reporting standards or the interpretation of those standards that govern the preparation of our financial statements. These changes are beyond our control, can be hard to predict and could materially affect how we report our financial condition and results of operations. We could also be required to apply a new or revised standard retroactively, which may result in our restating our prior period financial statements.

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

We operate from our eleven full-service banking offices, including our main office and ten branch offices located in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood Massachusetts. The net book value of our premises, land and equipment was $20.0 million at December 31, 2015.

The following table sets forth information with respect to our offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration
Full Service Banking Offices:
Blue Hills Bank – River Street (Main Office) 1196 River Street Hyde Park, MA 02136	Owned (1)	1871
Blue Hills Bank – Truman 1065 Truman Parkway Hyde Park, MA 02136	Owned/ Leased (2)	1977	March 2021
Blue Hills Bank – Brookline 1337 Beacon Street Brookline, MA 02446	Leased	2007	February 2017
Blue Hills Bank – Dedham 749 Providence Highway Dedham, MA 02026	Leased	1988	May 2016
Blue Hills Bank – Norwood 111 Lenox Street Norwood, MA 02062	Leased	1998	October 2016
Blue Hills Bank – West Roxbury 1920 Centre Street West Roxbury, MA 02132	Leased	2004	February 2019
Blue Hills Bank – Westwood 171 University Avenue Westwood, MA 02090	Owned/ Leased (2)	2015	May 2030
Blue Hills Bank – Milton 480 Adams Street Milton, MA 02186	Leased	2014	September 2024
Nantucket Bank – Pleasant Street 104 Pleasant Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Orange Street 2 Orange Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Amelia Drive 1 Amelia Drive Nantucket, MA 02554	Owned	2014
Administrative and Other Facilities:
Blue Hills Bank (3) 81 Newbury St., 2nd Floor Boston, MA 02115	Leased	2014	March 2018
Blue Hills Bank (3) 10 Cordage Park Circle, Suite 222 Plymouth, MA 02360	Leased	2014	December 2019
Blue Hills Bank (3) 186 Concord Avenue Cambridge, MA 02138	Leased	2015	September 2018
320 Norwood Park South Norwood, MA 02062	Leased	2011	November 2016
9 Bayberry Court Nantucket, MA 02554	Owned	2014
3 Madison Court Nantucket, MA 02554	Owned	2014
_________________________
(1) We lease 1,500 square feet of additional office space adjacent to this location at 1202 River Street. This lease expires in March 2021.
(2) This office building is owned and located on land that is leased.
(3) This property is used as a loan production office.

We have signed a lease for a de novo branch to be located in the Seaport district of Boston, Massachusetts, with a ten-year lease commencing at or near the branch opening date and an option to extend the lease by an additional five years. We expect this branch to open in August, 2016. We have also signed a lease for a new lending office in Franklin, Massachusetts, with a ten-year lease at or near the office opening date and options of two five-year extensions of the lease by the bank. This lending office is expected to open in March 2016.

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
On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) by a former employee terminated by Blue Hills Bank in October 2013 by which the former employee alleged retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The OSHA complaint requested reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. On December 30, 2014, the same former employee filed a complaint in U.S. Federal District Court of Massachusetts, based on the same general factual allegations that alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act. By this complaint, the former employee requested payment with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in these complaints to be completely without merit and intend to vigorously defend both actions and any other action initiated by the former employee.

ITEM 4.	MINE SAFETY DISCLOSURES
Not Applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Market under the symbol “BHBK”. The approximate number of shareholders of record of the Company’s common stock as of February 26, 2016 was 3,700.

The Company completed its initial public offering on July 21, 2014, and its stock commenced trading on July 22, 2014. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by Nasdaq. The Company declared its first dividend in the third quarter of 2015. See “Dividends” below. On March 4, 2016, the closing market price of the Company’s common stock was $13.88

2015	High	Low	Dividends Declared
Fourth quarter	$16.58	$13.65	$0.02
Third quarter	15.06	13.52	0.02
Second quarter	14.48	13.09	—
First quarter	13.58	12.78	—
2014	High	Low	Dividends Declared
Fourth quarter	$13.74	$11.25	$—
Third quarter (from July 22, 2014)	13.60	12.15	—
Second quarter	N/A	N/A	—
First quarter	N/A	N/A	—

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

Pursuant to our articles of incorporation, we are authorized to issue preferred stock. If we issue preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. Initially, dividends we can declare and pay will depend upon the net proceeds retained from the stock offering and the earnings received from the investment of those proceeds. In the future, dividends will depend in large part upon receipt of dividends from Blue Hills Bank, because we expect to have limited sources of income other than dividends from Blue Hills Bank, and interest payments received in connection with the loan to the employee stock ownership plan (which was funded through Blue Hills Funding Corporation, a subsidiary formed solely for the purpose of making the loan to the employee stock ownership plan). We have no preferred stock outstanding and currently have no plans to issue preferred stock in the future.

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
Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information as of December 31, 2015 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 11 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,434,000	$14.07	568,179
(1) Reflects weighted average price of stock options only
Purchases of Equity Securities by the Issuer and Affiliated Purchases
On July 22, 2015, the Company announced that the Board of Directors authorized and regulators approved a stock repurchase program pursuant to which the Company would purchase up to 1,423,340 shares of its common stock, which represents approximately 5% of the Company's issued and outstanding shares. During the fourth quarter of 2015, the Company repurchased 612,800 shares at an average price of $13.99 for a total cost of $8.6 million. For all of 2015, the Company repurchased 929,300 shares of common stock at an average price per share of $14.08 for a total cost of $13.1 million. Repurchased shares are returned to the status of authorized but unissued shares. The Company had 494,040 shares remaining to repurchase at December 31, 2015 under this authorization. On February 26, 2016 the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4% of the Company's issued and outstanding shares.  This program did not require permission from the Massachusetts Commissioner of Banks since it is being used to fund employee stock benefit plans.

The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the first repurchase plan:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

October 1, 2015- October 31, 2015	543,500	$13.96	543,500	563,340
November 1, 2015-November 30, 2015	69,300	14.29	69,300	494,040
December 1, 2015-December 31, 2015	—	—	—	494,040
	612,800	$13.99	612,800	494,040

Stock Performance Graph
The Company’s shares of common stock began trading on the NASDAQ Global Market on July 22, 2014. Accordingly, no comparative stock performance information is available prior to this date. The performance graph below compares the Company’s cumulative shareholder return on its common stock since the inception of trading on July 22, 2014 to the cumulative total return of the Russell 2000 index of small capitalization companies and the SNL Thrift Composite comprising thrifts with total assets of $1.0 billion to $5.0 billion. The initial offering price of the Company's shares was $10.00 per share, however the graph below depicts the cumulative return on the stock since inception of trading at $12.38 per share on July 22, 2014. Total shareholder return is measured by dividing total dividends (assuming dividend reinvestment) for the measurement period plus share price change for the period from the share price at the beginning of the measurement period. The return is based on an initial investment of $100.00.

Period Ending
Index	7/22/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Blue Hills Bancorp, Inc.	100.00	105.98	109.69	106.79	113.09	112.03	123.99
Russell 2000	100.00	95.56	104.85	109.38	109.84	96.75	100.22
SNL Thrift $1B-$5B	100.00	99.14	107.95	110.74	118.00	119.53	126.72

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information at December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013,is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The information at December 31, 2013, 2012 and 2011 and for the years ended December 31, 2013, 2012 and 2011 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. For the below stated performance ratios, interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal tax rate of 34% for the years ended December 31, 2015, 2014, and 2013. No tax equivalent adjustments have been made for the years ended December 31, 2012 and 2011.
The following table sets forth selected financial data and other data for the Company.

	At December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,114,343	$1,728,148	$1,314,287	$1,228,636	$970,674
Cash and cash equivalents	33,298	60,146	40,316	73,819	87,331
Securities	431,831	416,447	441,306	533,785	547,475
Loans receivable, net	1,523,275	1,132,914	764,582	488,207	276,528
Federal Home Loan Bank stock	13,567	11,702	10,766	9,669	3,846
Bank-owned life insurance	31,626	30,595	29,831	33,344	32,220
Deposits	1,433,849	1,212,716	915,223	817,877	756,481
Borrowings	260,000	75,000	215,000	154,424	40,000
Total equity	398,829	411,606	171,534	176,938	163,832

	Years ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Operating Data:
Interest and dividend income	$58,301	$49,275	$33,092	$31,816	$31,995
Interest expense	8,744	6,898	7,971	8,372	8,938
Net interest income	49,557	42,377	25,121	23,444	23,057
Provision for loan losses	4,090	3,381	4,094	2,361	1,126
Net interest income, after provision for loan losses	45,467	38,996	21,027	21,083	21,931
Realized securities gains and impairment losses, net	1,968	2,515	4,999	11,931	5,557
Other noninterest income	6,711	7,092	8,012	4,235	3,644
Total noninterest income	8,679	9,607	13,011	16,166	9,201
Noninterest expenses	44,082	49,408	31,659	26,283	21,041
Income (loss) before income taxes	10,064	(805)	2,379	10,966	10,091
Provision (benefit) for income taxes	2,837	(622)	(284)	3,112	2,530
Net income (loss)	$7,227	$(183)	$2,663	$7,854	$7,561
Earnings per common share:
Basic	$0.28	N/A	N/A	N/A	N/A
Diluted	$0.28	N/A	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	26,064,947	N/A	N/A	N/A	N/A
Diluted	26,069,589	N/A	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income (loss)\ to average total assets)	0.39%	(0.01)%	0.22%	0.74%	0.82%
Return on average equity (ratio of net (loss) income to average equity)	1.76	(0.07)	1.52	4.57	5.01
Interest rate spread (1)	2.65	2.67	2.12	2.18	2.51
Net interest margin (2)	2.83	2.81	2.24	2.33	2.68
Efficiency ratio (3)	76.00	95.00	83.02	66.35	65.23
Noninterest expense to average total assets	2.38	3.07	2.65	2.46	2.29
Average interest-earning assets to average interest-bearing liabilities	137.29	129.81	117.24	117.88	116.51
Average equity to average total assets	22.20	17.41	14.68	16.11	16.43%
Asset Quality Ratios:
Non-performing assets to total assets	0.51%	0.26%	0.13%	0.18%	0.28%
Non-performing loans to total loans	0.70	0.39	0.23	0.45	0.98
Allowance for loan losses to non-performing loans	159	290	555	251	128
Allowance for loan losses to total loans	1.11	1.13	1.25	1.13	1.25
Consolidated Capital Ratios:
Total capital to risk-weighted assets	24.8%	32.6%	19.8%	21.7%	30.5%
Tier 1 capital to risk-weighted assets	23.8	31.5	18.5	20.8	29.8
Common equity Tier 1 to risk-weighted assets	23.8	N/A	N/A	N/A	N/A
Tier 1 capital to average assets	19.6	23.3	13.2	14.4	16.2
Book value per share	$14.00	$14.46	N/A	N/A	N/A
Tangible book value per share	$13.58	$13.99	N/A	N/A	N/A
Capital Ratios for the Bank:
Total capital to risk-weighted assets	18.1%	22.7%	16.6%	18.6%	28.6%
Tier 1 capital to risk-weighted assets	17.1	21.6	15.3	17.7	27.9
Common equity Tier 1 to risk-weighted assets	17.1	N/A	N/A	N/A	N/A
Tier 1 capital to average assets	14.0	15.9	11.1	12.2	15.1
Other Data:
Number of full service offices	11	10	6	6	6
Number of full time equivalent employees	209	202	147	141	122
_______________________

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period on a fully taxable-equivalent (FTE) basis for the years ended December 31, 2015, 2014 and 2013. No tax equivalent adjustments were made for the years ended December 31, 2012 and 2011.

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

Overview
Our results of operations depend primarily on net interest and dividend income from our investments in loans and investment securities. Net interest and dividend income is the difference between (1) the interest and dividend income we earn on our interest-earning assets, consisting primarily of loans, investment securities (including debt securities and marketable equity securities) and other interest-earning assets, and (2) the interest we pay on our interest-bearing liabilities, consisting primarily of deposits (including NOW accounts, regular savings accounts, money market accounts, certificates of deposit and brokered deposits), and Federal Home Loan Bank of Boston advances.

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

In mid-2010, our board of directors hired William M. Parent as the new Chief Executive Officer and President and approved a change in our strategic direction designed to transform our Bank into a full service community bank with a full complement of retail and commercial loan and deposit products. In addition to hiring a new Chief Executive Officer, the implementation of our change in strategic direction also involved the hiring of a new senior management team with experience in the areas of operations which the Bank planned to expand, including officers and personnel with commercial real estate and commercial business lending and underwriting experience, as well as marketing and risk management personnel. Many members of the new management team have significant employment and advisory experience with larger commercial banking institutions. In addition to the new executive management team, other personnel have been hired to effect the change in strategic direction which has increased the size of our operations and infrastructure. Our employee base has more than doubled from the end of 2010 to 209 full time equivalent employees at December 31, 2015.

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

As a result, we have significantly increased our loan and deposit product lines, the overall size of our operations and the diversification of our asset base, including a significant increase in residential, commercial real estate and commercial business lending activity. From December 31, 2011 to December 31, 2015, our assets have grown $1.1 billion, or 117.8%, and net loans have grown $1.2 billion, or 450.1%. During this period, our commercial real estate, commercial business and construction loans have grown to $823.7 million at December 31, 2015 from $9.3 million at December 31, 2011. The 1-4 family residential mortgage portfolio stood at $599.9 million at December 31, 2015, up $335.8 million, or 127.1%, from December 31, 2011. While the loan portfolio has grown significantly over the past four years, the investment securities portfolio declined $115.6 million, or 21.1%, to $431.8 million at December 31, 2015 from $547.5 million at December 31, 2011. Investment securities represented 20.4% of total assets at December 31, 2015 compared to 56.4% at December 31, 2011. From December 31, 2011 to December 31, 2015, our deposits have grown $677.4 million, or 89.5%, to $1.4 billion. Core deposits (consisting of customer savings, money market, NOW and demand deposit accounts) have grown $574.4 million, or 155.6%, while certificates of deposits and brokered deposits have increased $102.9 million, or 26.6% to $490.3 million.

Below is a summary of 2015 highlights:

•
In July, the Company announced a stock repurchase program of up to 5%, or 1,423,340 shares, of the Company’s issued and outstanding shares. During the third and fourth quarters of 2015, the Company repurchased 929,300 shares under this program at an average price per share of $14.08.

•	During the second half of 2015 the Company declared the first two quarterly cash dividends on its common stock. Each dividend was two cents per share.

•
At the Company's 2015 Annual Shareholders Meeting held on September 3, 2015, shareholders approved the Company's 2015 Equity Incentive Plan, and on October 7, 2015, the Company granted 983,175 restricted stock awards and 2,434,000 stock options subject to vesting provisions. The Company intends to utilize repurchased shares of common stock to satisfy stock awards made under the Equity Incentive Plan, which the Company had the authority to do without further regulatory approval.

•
Loans grew 34% to $1.5 billion at December 31, 2015 from the end of 2014 as the Company continued to execute on its growth strategy through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios.

•
The Company continued to expand its residential mortgage capabilities and, in 2015, originations totaled $272.0 million, up 16% from 2014 and up 54% from 2013. In early 2016, the Company opened a mortgage loan production office in Cambridge, MA and is in the process of opening one in Franklin, MA.

•	Strong asset quality was maintained and the Company had net recoveries for the year of $39,000. The allowance/ loans ratio ended the year at 1.11%.

•
The Company opened a new branch office in Westwood, MA in October 2015 and deposits at the branch rose to $42.0 million at December 31, 2015. A branch was opened in Milton, MA during the fourth quarter of 2014 and deposits rose to $43.0 million at December 31, 2015 from $15.0 million at the end of 2014. Current plans call for the opening of a new branch in the fast growing Seaport District of Boston later in 2016.

•
The Company took actions to increase commercial deposits including an expansion of the cash management team and related capabilities, that makes it easier for customers to bank online. Commercial deposits grew 17% from the end of 2014 to $263.0 million at December 31, 2015.

•	The Company recently established a Government Banking division to focus on attracting municipal deposits.

•	Brand awareness was expanded with a multimedia advertising campaign with the Boston Globe.

•
The Company made donations in excess of $1.0 million in both 2015 and 2014 to various non-profits reflecting the Company's active involvement in the communities it serves. The bulk of the donations were made through the Blue Hills Bank foundations which support non-profits in the fields of education and the arts, health and human services, affordable housing and community services.

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

Allowance for loan losses. The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. In estimating an appropriate allowance for loan losses, we recognize that our own relevant loss experience is limited as a result of our change in lending strategy over recent years. As such, we evaluated the most recent eight years of national Federal Deposit Insurance Corporation (“FDIC”) loss data for comparable sized savings institutions. Management believes this 8-year period is sufficient to span a full lending cycle. As a starting point in calculating the allowance for loan losses for all loan segments, we identified a loss rate within a range of the high and low national FDIC loss ratios of the comparative group. Management then adjusted the loss rates for environmental factors unique to our portfolio including current lending policies, economic conditions, portfolio characteristics, collateral values and credit concentrations to derive each loan segment’s general loss factors. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated regularly by management. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available; however, because of the increase of new exposure in portfolios new to us, it is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio. The allowance consists of general, allocated and unallocated components, as further described below.

General component. The general component of the allowance for loan losses is based on extrapolated historical loss experience based on FDIC data for depository institutions with assets of $1 billion to $5 billion for periods ranging from 2007-2014, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.
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

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. See note 8 to the consolidated financial statements.

Comparison of Financial Condition at December 31, 2015 and December 31, 2014
Total Assets. Total assets increased $386.2 million to $2.1 billion at December 31, 2015 from $1.7 billion at December 31, 2014. The increase was primarily due to an increase in loans of $390.4 million, or 34.4%. Other balance sheet categories had smaller changes.

Loans. Net loans increased by $394.4 million, or 34.4%, to $1.5 billion at December 31, 2015 from $1.1 billion at December 31, 2014. Most of the increase in loans during 2015 is due to loans originated by the Company and the growth reflects the Company continuing to execute on its strategy to increase lending, particularly through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios. By category, commercial real estate loans increased $173.4 million, or 44.7%, 1-4 family residential loans increased $139.7 million, or 30.3%, commercial business loans increased $30.9 million, or 20.3%, construction loans increased $26.2 million, or 48.8%, home equity loans increased $15.6 million, or 25.3%, and consumer loans increased $6.4 million, or 20.2%.

Allowance for Loan Losses. The allowance for loan losses was $17.1 million or 1.11% of loans at December 31, 2015 compared to $13.0 million, or 1.13% of loans, at December 31, 2014. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance for loan losses reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. Given the significant overall level of growth in the Company’s loan portfolio in new loan segments during prior years, the Company increased the unallocated component of the allowance in recognizing the increased uncertainty within the general reserves for these new segments. During 2015, however, and as the portfolio has seasoned, more of the reserve has been allocated to specific loan categories and the unallocated component has declined to 2.5% of the total allowance for loan losses at December 31, 2015 from 5.1% at December 31, 2014.

Securities. On July 31, 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were transfered to held to maturity designation. Held to maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is transferred from available for sale to held to maturity, the fair value at the time of transfer becomes the new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. Prior to this transfer, all securities were carried as available for sale. The combination of securities available for sale and securities held to maturity were $431.8 million at December 31, 2015 compared to securities available for sale of $416.4 million at December 31, 2014. The increase of $15.4 million, or 3.7%, from the end of 2014 was mainly due to a higher level of corporate bonds, partially offset by a decline in mortgage backed securities and US Treasury bonds as the Company repositioned its debt securities portfolio.

Cash and Cash Equivalents. Cash and cash equivalents declined by $26.8 million, or 44.6%, to $33.3 million at December 31, 2015 from $60.1 million at December 31, 2014.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the year and at December 31, 2015, the investment was $31.6 million, compared to $30.6 million at December 31, 2014. The growth was due to current period earnings on the policies.

Goodwill and Core Deposit Intangible. Goodwill and core deposit intangible assets totaled $11.8 million at December 31, 2015 compared to $13.4 million at December 31, 2014. The entire balance at each date relates to the January 2014 Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2014 is due solely to amortization of the core deposit intangible.

Premises and Equipment. Premises and equipment was $20.0 million at December 31, 2015, up $1.2 million, or 6.5%, from $18.8 million at December 31, 2014. The increase in 2015 was mainly due to higher leasehold improvements due, in part, to new locations.

Deposits. Deposits increased by $221.1 million, or 18.2%, to $1.4 billion at December 31, 2015 from $1.2 billion at December 31, 2014. By category, the more significant increases were seen in money market deposits, which were up $87.9 million, brokered certificates of deposits, which were up $77.8 million, and NOW & demand deposits, which were up $43.0 million. Deposit growth from the end of 2014 was helped by the new Westwood branch that was opened in the fourth quarter of 2015 and further growth in deposits from the Milton branch that was opened in the fourth quarter of 2014.

Borrowings. Total borrowings increased to $260.0 million at December 31, 2015 from $75.0 million at December 31, 2014. The higher level of borrowings was used to support loan growth achieved during 2015. Short-term borrowings of $205.0 million at December 31, 2015 and $40.0 million at December 31, 2014 consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings of $55.0 million at December 31, 2015 and $35.0 million at December 31, 2014 consisted of fixed-rate advances from the Federal Home Loan Bank of Boston. The balance at December 31, 2015 has maturities ranging from 2016 through 2020.
Equity. Total equity declined $12.8 million, or 3.1%, to $398.8 million at December 31, 2015 from $411.6 million at December 31, 2014. The decline from the end of 2014 reflects share repurchases, the payment of common stock dividends, and a lower level of other comprehensive income that was mainly due to a drop in the value of available-for-sale-securities. These declines were partially offset by 2015 earnings, as net income was $7.2 million.

Comparison of Results of Operations for the Years Ended December 31, 2015 and December 31, 2014
General. The Company reported net income of $7.2 million for the year ended December 31, 2015 compared to a net loss of $183,000 for the year ended December 31, 2014. The 2014 results included the following items:

•	A pre-tax expense of $7.0 million related to the Company's funding of a new charitable foundation at the time of the mutual to stock conversion that was completed on July 21, 2014.

•	A pre-tax pension curtailment gain of $1.3 million related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014.

•	A pre-tax expense of $950,000 related to the January 2014 Nantucket Bank acquisition.

•	A pre-tax expense of $869,000 related to the Company's mutual to stock conversion.

•	A pre-tax gain of $182,000 related to death benefits received on bank-owned life insurance.

Excluding these items, net income for the year ended December 31, 2014 was $4.6 million.

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

	For the Year Ended December 31, 2015
	Average Outstanding Balance	Interest	Yield / Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,292,909	$45,544	3.52%
Securities	427,237	12,738	2.98
Other interest earning assets (1)	40,115	360	0.90
Total interest-earning assets	1,760,261	58,642	3.33
Non-interest-earning assets	92,634
Total assets	$1,852,895
Interest-bearing liabilities:
NOW accounts	$127,183	62	0.05%
Regular savings accounts	294,004	1,144	0.39
Money market accounts	335,791	2,314	0.69
Certificates of deposit	378,494	4,007	1.06
Total interest-bearing deposits	1,135,472	7,527	0.66
Borrowings	146,720	1,217	0.83
Total interest-bearing liabilities	1,282,192	8,744	0.68
Non-interest-bearing deposits	138,438
Other non-interest-bearing liabilities	20,993
Total liabilities	1,441,623
Equity	411,272
Total liabilities and equity	$1,852,895

Net interest-earning assets (2)	$478,069

Net interest and dividend income (FTE)		49,898
Less: FTE adjustment		(341)
Net interest and dividend income (GAAP)		$49,557

Net interest rate spread (FTE) (3)			2.65%
Net interest margin (FTE) (4)			2.83%
Average interest-earning assets to interest-bearing liabilities	137.29%
Total cost of deposits			0.59%

	For the Years Ended December 31,
	2014			2013
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(in thousands)
Interest-earning assets:
Total loans	$1,022,128	$37,590	3.68%	$591,990	$21,994	3.72%
Securities	424,190	11,777	2.78	500,499	11,323	2.26
Other interest earning assets (1)	78,260	304	0.39	45,828	102	0.22
Total interest-earning assets	1,524,578	49,671	3.26	1,138,317	33,419	2.94
Non-interest-earning assets	87,137			55,958
Total assets	$1,611,715			$1,194,275
Interest-bearing liabilities:
NOW accounts	$124,372	103	0.08%	66,580	68	0.10%
Regular savings accounts	335,631	1,372	0.41	344,783	2,420	0.70
Money market accounts	210,110	1,199	0.57	81,225	531	0.65
Certificates of deposit	354,529	3,076	0.87	350,861	3,784	1.08
Total interest-bearing deposits	1,024,642	5,750	0.56	843,449	6,803	0.81
Borrowings	149,841	1,148	0.77	127,501	1,168	0.92
Total interest-bearing liabilities	1,174,483	6,898	0.59	970,950	7,971	0.82
Non-interest-bearing deposits	112,260			29,716
Other non-interest-bearing liabilities	44,354			18,279
Total liabilities	1,331,097			1,018,945
Equity	280,618			175,330
Total liabilities and equity	$1,611,715			$1,194,275

Net interest-earning assets (2)	$350,095			$167,367

Net interest and dividend income (FTE)		42,773			25,448
Less FTE adjustment		(396)			(327)
Net interest and dividend income (GAAP)		$42,377			$25,121

Net interest rate spread (3)			2.67%			2.12%
Net interest margin (4)			2.81%			2.24%
Average interest-earning assets to interest-bearing liabilities	129.81%			117.24%
Total cost of deposits			0.51%			0.78%

______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$9,642	$(1,688)	$7,954
Securities	82	879	961
Other	(96)	152	56
Total interest-earning assets	$9,628	$(657)	$8,971
Interest-bearing liabilities:
NOW accounts	$2	$(43)	$(41)
Savings	(164)	(64)	(228)
Money market	607	508	1,115
Certificates of deposit	196	735	931
Total interest-bearing deposits	641	1,136	1,777
Borrowings	(23)	92	69
Total interest-bearing liabilities	$618	$1,228	$1,846
Change in net interest and dividend income	$9,010	$(1,885)	$7,125

	Year Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$15,894	$(298)	$15,596
Securities	(1,556)	2,010	454
Other	46	156	202
Total interest-earning assets	$14,384	$1,868	$16,252
Interest-bearing liabilities:
NOW accounts	$50	$(15)	$35
Savings accounts	(63)	(985)	(1,048)
Money market	741	(73)	668
Certificates of deposit	39	(747)	(708)
Total interest-bearing deposits	767	(1,820)	(1,053)
Borrowings	188	(208)	(20)
Total interest-bearing liabilities	$955	$(2,028)	$(1,073)
Change in net interest and dividend income	$13,429	$3,896	$17,325

Net Interest and Dividend Income. Net interest and dividend income on a fully tax equivalent (FTE) basis increased $7.1 million, or 16.7%, to $49.9 million for the year ended December 31, 2015 from $42.8 million for the year ended December 31, 2014. Net interest margin improved 2 basis points to 2.83% for the year ended December 31, 2015, compared to 2.81% for the year ended December 31, 2014. The growth in net interest and dividend income from 2014 was mainly due to an increase of

$235.7 million, or 15.5%, in average earning assets. Net interest and dividend income as well as net interest margin were helped by a 20 basis point improvement in the yield on average securities as the Company repositioned its debt securities portfolio during 2015. These improvements were partially offset by a 16 basis point decline in loan yield and a 9 basis point increase in the cost of interest bearing liabilities. Part of the decrease in loan yield is due to the acquisition accounting accretion related to the January 2014 Nantucket Bank acquisition declined to $933,000 in 2015 from $1.3 million in 2014.
Interest and Dividend Income. Interest and dividend income on an FTE basis increased $8.9 million, or 18.1%, to $58.6 million for the year ended December 31, 2015, compared to $49.7 million for the year ended December 31, 2014. The increase was primarily due to a $8.0 million, or 21.2%, increase in interest on loans to $45.5 million and a $1.0 million, or 8.2%, increase in interest and dividends on securities that was mainly related to a repositioning of the debt securities portfolio.
The $8.0 million increase in interest on loans was primarily due to a $270.8 million, or 26.5%, increase in the average balance of loans to $1.3 billion for the year ended December 31, 2015, partially offset by a 16 basis point decrease in the average yield on loans to 3.52%. The increase in the average balance of loans mainly reflects growth in the commercial real estate, residential mortgage and commercial business portfolios. The yield on loans decreased due to the lower interest rate environment, the higher contribution of short-term LIBOR-based commercial loans, competitive pricing pressures, and a lower contribution from acquisition accounting accretion related to the loans obtained in the Nantucket Bank acquisition.
Interest Expense. Interest expense increased $1.8 million, or 26.8%, to $8.7 million for the year ended December 31, 2015 from $6.9 million for the year ended December 31, 2014. Interest expense on deposits was responsible for the vast majority of the increase as interest expense on borrowings grew just $69,000, or 6.0%. The $1.8 million increase in interest expense on interest-bearing deposits was due to a 10 basis point increase in the average rate paid on interest-bearing deposits to 0.66% for the year ended December 31, 2015 due, in part, to promotional rate pricing. In addition, the average balance of interest bearing deposits increased $110.8 million, or 10.8%, to $1.1 billion for the year ended December 31, 2015. This was mainly due to increases in the average balances of money market deposits and certificates of deposit of $125.7 million and $24.0 million, respectively, partially offset by a decline of $41.6 million in the average balance for regular savings.
Provision for Loan Losses. The provision for loan losses was $4.1 million in 2015 compared to $3.4 million in 2014. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. The increase in the provision from 2014 reflects growth in the loan portfolio during 2015 as well as the establishment of specific reserves of $404,000, mostly against loans secured by one income property. Net recoveries in 2015 were $39,000 compared to net charge-offs of $79,000 in 2014.
Noninterest Income. Noninterest income declined $928,000, or 9.7%, from 2014 to $8.7 million in 2015. The decline was mainly driven by the absence of a $1.3 million pension curtailment gain recognized in 2014, a $502,000, or 64.0%, decline in mortgage banking income reflecting the absence of 2014 gains on the bulk sale of jumbo residential mortgage loans, and a $854,000, or 30.4%, drop in realized securities gains. These declines were partially offset by a $1.5 million, or 221.2%, increase in loan level derivative income from higher fees associated with conversions of commercial loans from floating to fixed rate.
Noninterest Expense. Noninterest expense declined $5.3 million, or 10.8%, to $44.1 million for the year ended December 31, 2015 from $49.4 million for the year ended December 31, 2014. Noninterest expense in 2014 included a $7.0 million expense related to the Company's funding of a new charitable foundation that was set up at the time of the July 2014 mutual-to-stock conversion, $950,000 of one-time costs associated with the January 2014 Nantucket Bank acquisition, and $869,000 of one-time costs related to the Company's mutual-to-stock conversion. Excluding these items, noninterest expense increased $3.5 million, or 8.6%, from 2014 mainly reflecting growth initiatives, including the opening of new branches in Milton and Westwood and a loan production office in Plymouth, merit and promotional salary increases, and a charge of $1.1 million related to the Equity Incentive Plan that was approved by shareholders at the Company’s 2015 Annual Shareholders Meeting held on September 3, 2015. Under the Plan, the Company granted 983,175 restricted stock awards and 2,434,000 stock options subject to vesting provisions.
Income Tax Provision. The Company recorded a tax provision of $2.8 million in 2015 on pre-tax income of $10.1 million. In 2014, the Company recorded a tax benefit of $622,000 on a pre-tax loss of $805,000. The tax benefit in 2014 was due to our tax preference items in relation to pre-tax loss.

Comparison of Results of Operations for the Years Ended December 31, 2014 and December 31, 2013
General. The Company reported a net loss of $183,000 for the year ended December 31, 2014 and net income of $2.7 million for the year ended December 31, 2013. The 2014 and 2013 results included the following items:

•
A pre-tax expense of $7.0 million for the year ended December 31, 2014 related to the Company's funding of a new charitable foundation at the time of the mutual to stock conversion that was completed on July 21, 2014.

•	A pre-tax pension curtailment gain of $1.3 million for the year ended December 31, 2014 related to the Company's decision to freeze its defined benefit pension plan as of October 31, 2014.

•	Pre-tax expenses of $869,000 for year ended December 31, 2014 and $184,000 for the year ended December 31, 2013 related to the Company's mutual to stock conversion.

•	Pre-tax expenses of $950,000 for the year ended December 31, 2014 and $583,000 for the year ended December 31, 2013 related to the January 2014 Nantucket Bank acquisition.

•	A pre-tax expense of $1.7 million for the year ended December 31, 2013 related to the restructuring of incentive and benefit plans.

•	Pre-tax gains of $182,000 for the year ended December 31, 2014 and $1.9 million for the year ended December 31, 2013 related to death benefits received on bank-owned life insurance.

Excluding these items, net income for the year ended December 31, 2014 was $4.6 million versus net income of $2.4 million for the year ended December 31, 2013.

Net Interest and Dividend Income. Net interest and dividend income on a FTE basis increased $17.3 million, or 68.1%, to $42.8 million for the year ended December 31, 2014 from $25.4 million for the year ended December 31, 2013. Net interest margin improved 57 basis points to 2.81% for the year ended December 31, 2014, compared to 2.24% for 2013. Contributing to the improvement in net interest and dividend income and net interest margin from 2013 were (1) a $1.6 million increase in dividend income due to a higher level of dividends received on mutual fund investments, (2) a significant increase in noninterest-bearing funds as average equity increased $105.3 million, or 60.1%, to $280.6 million due to the Company's mutual to stock conversion and average noninterest-bearing deposits increased $82.5 million, or 277.8%, to $112.3 million, (3) a 23 basis point decline in the cost of interest-bearing liabilities to 0.59% in 2014, and (4) purchase accounting accretion related to the January 2014 Nantucket Bank acquisition which contributed $1.3 million to net interest income and 17 basis points to net interest margin in 2014. Net interest income was also helped by a $430.1 million, or 72.7%, increase in average loans to $1.0 billion in 2014.
Interest and Dividend Income. Interest and dividend income on a FTE basis increased $16.3 million, or 48.6%, to $49.7 million for the year ended December 31, 2014, compared to $33.4 million for the year ended December 31, 2013. The increase was primarily due to a $15.6 million, or 70.9%, increase in interest on loans to $37.6 million and a $454,000 or 4.0% increase in interest and dividends on securities. The latter was helped by a $1.6 million increase in dividend income from mutual funds partially offset by a decline in interest on debt securities as the average balance of debt securities declined $34.2 million, or 9.0%, to $366.5 million in 2014.
The $15.6 million increase in interest on loans was primarily due to a $430.1 million, or 72.7%, increase in the average balance of loans to $1.0 billion for the year ended December 31, 2014, partially offset by a 4 basis point decrease in the average yield on loans to 3.68% for the year ended December 31, 2014. The yield on loans decreased due to the lower interest rate environment, the higher contribution of short-term LIBOR-based commercial loans, and competitive pricing pressures.
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

Provision for Loan Losses. The provision for loan losses was $3.4 million in 2014 compared to $4.1 million in 2013. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. Net loan charge-offs in 2014 were $79,000, or 0.01% of average loans. In 2013, the Company had net recoveries of $27,000.
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
Noninterest Expense. Noninterest expense increased $17.7 million, or 56.1%, to $49.4 million for the year ended December 31, 2014 from $31.7 million for the year ended December 31, 2013. The increase in noninterest expense from 2013 was due to (1) $7.0 million expense in 2014 related to the Company's funding of a new charitable foundation that was set up at the time of the July 2014 mutual-to-stock conversion, (2) the January 2014 Nantucket Bank acquisition which caused a $6.4 million increase in expenses in 2014 compared to 2013, taking into account operating expenses, core deposit intangible amortization, and one-time acquisition costs, (3) a $993,000 expense in 2014 related to the implementation of the employee stock ownership plan, (4) a $685,000 increase in expenses related to the mutual-to-stock conversion and (5) higher advertising of approximately $600,000 as the Company increased brand awareness, including obtaining the naming rights to the Blue Hills Bank Pavilion concert venue in the Seaport District of Boston. In addition, operating expenses were boosted by higher costs related to the Bank's transformation into a diversified community bank as the total number of full time equivalent employees grew to 202 at December 31, 2014 from 147 at December 31, 2013. Partially offsetting these increases was the absence of a $1.7 million charge related to the restructuring of incentive and benefit plans in 2013.
Income Tax Provision. The Company recorded a tax benefit of $622,000 in 2014 on a pre-tax loss of $805,000. In 2013, the Company recorded a tax benefit of $284,000 on $2.4 million in pre-tax income. The tax benefit in 2014 and 2013 was due to our tax preference items in relation to pre-tax income/loss.

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
As of December 31, 2015, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	1.71%
-100	(1.56)%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at December 31, 2015, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.71% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.56% decrease in net interest income.
Economic Value of Equity Analysis.
We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of December 31, 2015 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 8.6% decrease in the economic value of our equity. At the same date, our analysis indicated

that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 3.1% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above are within policy guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources
Liquidity is a financial institution’s capacity to readily meet its current and future financial obligations. It is further defined as the ability to respond to the needs of depositors and borrowers, as well as to opportunities for earnings enhancements. The Company’s primary source of liquidity is deposits. At December 31, 2015 the Company had $1.3 billion of deposits (excluding brokered deposits), which represents 59.4% of total assets. Other sources of liquidity include cash flows from loan repayments and the securities portfolios and discretionary use of wholesale funds, including Federal Home Loan Bank of Boston (“FHLBB”) borrowings and brokered deposits. Wholesale funds are used to diversify our funding mix and to support asset growth when profitable lending and investment opportunities exist. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs.

We have a detailed liquidity funding policy and a contingency funding plan that outlines a comprehensive management response to unexpected demands for liquidity. Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of ordinary course of business. To supplement its liquidity, Blue Hills Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB. At December 31, 2015, we had $260.0 million of FHLBB advances outstanding. At that date we had the ability to borrow up to an additional $217.5 million from the FHLBB. At December 31, 2015 and 2014, we had $39.0 million and $32.0 million, respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at December 31, 2015 or 2014.

Liquidity management is monitored by the ALCO which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. Liquidity remained well within target ranges established by the ALCO during 2015. Management believes our sources of funding will meet anticipated funding needs.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2015 cash and cash equivalents totaled $33.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating loans and purchasing securities. During the years ended December 31, 2015 and December 31, 2014, we had $611.5 million and $356.4 million of loan originations, respectively. We also bought $66.7 million and $190.5 million of loans in 2015 and 2014, respectively and are active in buying and selling securities. During the year ended December 31, 2015, we purchased $153.2 million of available for sale securities and received proceeds from the sale of securities totaling $99.5 million. During the year ended December 31, 2014, those amounts were $367.5 million and $362.9 million, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced net increases in deposits of $221.1 million and $297.5 million for the years ended December 31, 2015 and December 31, 2014, respectively. Included in the net deposit increases are a $96.5 million increase in brokered deposits for the year ended December 31, 2015 compared to a $9.8 million decline for the year ended December 31, 2014. At December 31, 2015, brokered deposits totaled $178.3 million compared to $81.9 million at December 31, 2014. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in borrowings of $185.0 million for the year ended December 31, 2015 compared to a net decline of $140.0 million for the year ended December 31, 2014. The level of borrowings increased in 2015 to fund loan growth.

At December 31, 2015, we had $69.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $232.7 million in unused lines of credit to borrowers and letters of credit and $4.8 million in undisbursed construction loans. Certificates of deposit due within one year of December 31, 2015 totaled $239.1 million or 16.7%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of December 31, 2015 totaled $25.0 million, or 1.7%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances. While management believes that we have adequate liquidity to meet our commitments and to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact our immediate liquidity and/or additional liquidity needs.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2015, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines (see Note 9 of the Notes to Consolidated Financial Statements).

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
Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2015.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$215,000	$35,000	$10,000	$—	$260,000
Certificates of deposit	239,134	127,034	82,337	—	448,505
Operating leases	1,801	3,698	3,094	8,879	17,472
Music venue naming rights	431	931	1,031	1,756	4,149
Total contractual obligations	$456,366	$166,663	$96,462	$10,635	$730,126

Recent Accounting Pronouncements
For a discussion of the impact of recent accounting pronouncements, see Note 2 of the Notes to Consolidated Financial Statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED FINANCIAL STATEMENTS
To the Board of Directors and stockholders of Blue Hills Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Hills Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Hills Bancorp, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 9, 2016

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2015	2014
(In thousands, except share data)
Assets
Cash and due from banks	$10,932	$15,345
Short-term investments	22,366	44,801
Total cash and cash equivalents	33,298	60,146
Securities available for sale, at fair value	231,690	416,447
Securities held to maturity, at amortized cost	200,141	—
Federal Home Loan Bank stock, at cost	13,567	11,702
Loans held for sale	12,877	14,591
Loans, net of allowance for loan losses of $17,102 in 2015 and $12,973 in 2014	1,523,275	1,132,914
Premises and equipment, net	20,015	18,788
Accrued interest receivable	5,344	4,433
Goodwill	9,160	9,160
Core deposit intangible	2,625	4,232
Net deferred tax asset	10,665	6,233
Bank-owned life insurance	31,626	30,595
Other assets	20,060	18,907
	$2,114,343	$1,728,148
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$153,155	$123,392
Interest bearing	1,280,694	1,089,324
Total deposits	1,433,849	1,212,716
Short-term borrowings	205,000	40,000
Long-term debt	55,000	35,000
Accrued expenses and other liabilities	21,665	28,826
Total liabilities	1,715,514	1,316,542
Commitments and contingencies (Note 13)
Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 28,492,732 and 28,466,813 issued and outstanding at December 31, 2015 and 2014 respectively	276	285
Additional paid-in capital	269,078	281,035
Unearned compensation- ESOP	(21,255)	(22,014)
Retained earnings	155,918	149,723
Accumulated other comprehensive income (loss)	(5,188)	2,577
Total Stockholders' equity	398,829	411,606
	$2,114,343	$1,728,148

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$45,342	$37,382	$21,876
Interest on securities	8,828	7,859	8,821
Dividends	4,068	3,894	2,329
Other	63	140	66
Total interest and dividend income	58,301	49,275	33,092
Interest expense:
Interest on deposits	7,527	5,750	6,803
Interest on borrowings	1,217	1,148	1,168
Total interest expense	8,744	6,898	7,971
Net interest and dividend income	49,557	42,377	25,121
Provision for loan losses	4,090	3,381	4,094
Net interest income, after provision for loan losses	45,467	38,996	21,027
Noninterest income:
Total other than temporary impairment losses	—	(307)	(92)
Portion of impairment losses on debt securities recognized in other comprehensive income	—	—	—
Net impairment losses recognized in earnings	—	(307)	(92)
Deposit account fees	1,314	1,313	579
Interchange and ATM fees	1,511	1,397	821
Mortgage banking	282	784	1,290
Loan level derivative fee income	2,120	660	1,392
Gains on sales and calls of securities, net	1,968	2,822	5,091
Gains on trading assets, net	—	25	505
Bank-owned life insurance income	1,031	1,006	1,023
Bank-owned life insurance death benefit gains	—	182	1,872
Pension curtailment gain	—	1,304	—
Miscellaneous	453	421	530
Total noninterest income	8,679	9,607	13,011
Noninterest expense:
Salaries and employee benefits	22,570	21,308	16,903
Occupancy and equipment	6,267	5,305	3,996
Data processing	3,510	2,989	1,934
Professional fees	2,689	3,551	3,348
Advertising	2,458	2,427	1,823
FDIC deposit insurance	999	1,266	520
Directors’ fees	644	486	688
Amortization of core deposit intangible	1,607	1,808	—
Charitable foundation contribution	—	7,000	120
Other general and administrative	3,338	3,268	2,327
Total noninterest expense	44,082	49,408	31,659
Income (loss) before income taxes	10,064	(805)	2,379
Provision (benefit) for income taxes	2,837	(622)	(284)
Net income (loss)	$7,227	$(183)	$2,663
Earnings per common share:
Basic	$0.28	N/A	N/A
Diluted	$0.28	N/A	N/A
Weighted average shares outstanding:
Basic	26,064,947	N/A	N/A
Diluted	26,069,589	N/A	N/A
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (loss)
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Net income (loss)	$7,227	$(183)	$2,663
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	(8,332)	4,942	(9,256)
Reclassification adjustment for net gains realized in net income (1)	(1,968)	(2,515)	(4,999)
Reclassification of unrealized gains on securities transferred to held to maturity	(666)	—	—
Net unrealized gains (losses)	(10,966)	2,427	(14,255)
Tax effect	3,818	(1,018)	5,433
Net-of-tax amount	(7,148)	1,409	(8,822)
Securities held to maturity:
Reclassification of unrealized gains on securities transferred from available-for-sale	666	—	—
Amortization of amounts previously recorded upon transfer from available-for-sale (2)	(95)	—	—
Net change in unrealized gains	571	—	—
Tax effect	(197)	—	—
Net-of-tax amount	374	—	—
Defined benefit pension plan:
Gains (losses) arising during the period	(1,610)	(2,090)	2,033
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (3)	110	(70)	104
Net gains (losses)	(1,500)	(2,160)	2,137
Tax effect	509	863	(853)
Net-of-tax amount	(991)	(1,297)	1,284
Other comprehensive income (loss)	(7,765)	112	(7,538)
Comprehensive loss	$(538)	$(71)	$(4,875)
_______________________

(1)
Amounts are included in gains on sales and calls of securities and net impairment losses, net in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 was approximately $691,000, $940,000 and $1,680,000, respectively.

(2)
Amounts are included in interest income on securities in the consolidated statements of operations. Income tax expense associated with the amortization amount for the year ended December 31, 2015 was $35,000.

(3)
Amounts are included in salaries and employee benefits, in noninterest expense in the consolidated statements of operations. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2015, 2014 and 2013 were $(37,000), $24,000 and $(35,000), respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2015, 2014 and 2013

	SBLF Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income	Total
		Shares	Amount
(in thousands, except share data)
Balance at December 31, 2012	$18,724	—	$—	$—	$—	$148,211	$10,003	$176,938
Comprehensive income (loss)	—	—	—	—	—	2,663	(7,538)	(4,875)
Preferred stock dividends declared	—	—	—	—	—	(529)	—	(529)
Balance at December 31, 2013	18,724	—	—	—	—	150,345	2,465	171,534

Comprehensive income (loss)	—	—	—	—	—	(183)	112	(71)
Issuance of common stock for initial public offering, net of expenses of $3,583	—	27,772,500	278	273,865	—	—	—	274,143
Issuance of common stock to Blue Hills Bank Foundation	—	694,313	7	6,936	—	—	—	6,943
Stock purchased by the ESOP	—	—	—	—	(22,773)	—	—	(22,773)
ESOP shares committed to be released	—	—	—	234	759	—	—	993
Redemption of SBLF preferred stock	(18,724)	—	—	—	—	—	—	(18,724)
Preferred stock dividends declared	—	—	—	—	—	(439)	—	(439)
Balance at December 31, 2014	—	28,466,813	285	281,035	(22,014)	149,723	2,577	411,606

Comprehensive income (loss)	—	—	—	—	—	7,227	(7,765)	(538)
ESOP shares committed to be released	—	—	—	304	759	—	—	1,063
Common stock dividends declared ($0.04 per share)	—	—	—	—	—	(1,032)	—	(1,032)
Repurchase of common stock	—	(929,300)	(10)	(13,111)	—	—	—	(13,121)
Share redemption for tax withholdings on deferred compensation obligation	—	(27,956)	—	(439)	—	—	—	(439)
Restricted stock awards granted	—	983,175	1	(1)	—	—	—	—
Stock based compensation expenses	—	—	—	1,124	—	—	—	1,124
Tax benefit from deferred compensation obligation	—	—	—	166	—	—	—	166
Balance at December 31, 2015	$—	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$7,227	$(183)	$2,663
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,090	3,381	4,094
Net amortization of securities	3,710	2,184	14,112
Gains on sales and calls of securities, net	(1,968)	(2,822)	(5,091)
Impairment losses on securities	—	307	92
Proceeds from sale of loans	31,710	14,315	24,995
Loans originated for sale	(31,802)	(13,282)	(25,050)
Gains on sale of loans, net	(238)	(708)	(1,246)
Net amortization of deferred loan origination costs and discounts	100	(336)	595
Depreciation and amortization of premises and equipment	1,824	1,475	1,449
Issuance of common stock to charitable foundation	—	6,943	—
Amortization of core deposit intangible	1,607	1,808	—
Bank-owned life insurance income	(1,031)	(1,188)	(2,895)
ESOP expense	1,063	993	—
Pension curtailment gain	—	(1,304)	—
Deferred income tax benefit	(302)	(3,557)	(1,416)
Stock based compensation expense	1,124	—	—
Excess tax benefit from SERP	166	—	—
Net change in:
Trading assets	—	750	(266)
Accrued interest receivable	(911)	161	1,131
Other assets	(1,153)	(7,033)	(824)
Accrued expenses and other liabilities	(8,661)	14,220	3,966
Net cash provided by operating activities	6,555	16,124	16,309
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(153,222)	(367,511)	(335,943)
Sales	99,522	362,941	314,947
Maturities/calls	5,632	9,615	11,616
Principal paydowns	24,487	22,572	78,442
Activity in securities held to maturity:
Purchases	(23,361)	—	—
Maturities/calls	9,000	—	—
Principal paydowns	10,421	—	—
Loan (originations and purchases) net of paydowns	(400,115)	(315,872)	(307,845)
Proceeds from portfolio loan sales	7,608	27,810	27,317
Net purchases of premises and equipment	(3,051)	(2,023)	(1,050)
Purchases of FHLBB stock	(3,296)	(936)	(1,481)
Redemption of FHLBB stock	1,431	—	384
Proceeds from bank-owned life insurance	—	424	6,408
Cash provided by business combination, net of purchase price	—	151,587	—
Net cash used in investing activities	(424,944)	(111,393)	(207,205)
The accompanying notes are an integral part of these consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2015, 2014 and 2013

(concluded)

	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered	124,670	32,644	17,723
Net change in brokered deposits	96,463	(9,752)	79,623
Net change in short-term borrowings	165,000	(130,000)	60,576
Repayments of long-term debt	—	(10,000)	—
Proceeds from long-term debt	20,000	—	—
Net proceeds from issuance of common stock	—	274,143	—
Acquisition of common stock by ESOP	—	(22,773)	—
Redemption of SBLF preferred stock	—	(18,724)	—
Preferred stock dividends paid	—	(439)	(529)
Repurchase of common stock	(13,121)	—	—
Share redemption for tax withholdings on deferred compensation obligation	(439)	—	—
Common stock dividends paid	(1,032)	—	—
Net cash provided by financing activities	391,541	115,099	157,393
Net change in cash and cash equivalents	(26,848)	19,830	(33,503)
Cash and cash equivalents at beginning of year	60,146	40,316	73,819
Cash and cash equivalents at end of year	$33,298	$60,146	$40,316
Supplementary information:
Interest paid	$8,700	$6,921	$7,923
Income taxes paid, net of refunds	4,280	257	3,292
Securities transferred from available-for-sale to held-to-maturity	196,958	—	—
Preferred stock dividends declared	—	439	529
Fair value of non-cash assets acquired	—	123,733	—
Fair value of liabilities assumed	—	275,320	—
Portfolio loans transferred to loans held for sale designation	11,222	14,591	—
The accompanying notes are an integral part of these consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Conversion
Blue Hills Bancorp, Inc. (the “Company”) is a Maryland corporation formed in February 2014 for the purpose of becoming the holding company for Blue Hills Bank (the “Bank”) concurrent with the conversion of Hyde Park Bancorp, MHC from the mutual holding company to the stock holding company form of organization on July 21, 2014. In connection with the conversion, the Bank became a wholly-owned subsidiary of the Company and the Company sold 27,772,500 shares of its common stock, at $10.00 per share, for gross offering proceeds of approximately $277,725,000, including the sale of 2,277,345 shares to the employee stock ownership plan (“ESOP”) for $22,773,450. The purchase of common stock by the ESOP was financed by a loan from Blue Hills Funding Corporation ("the Funding Corporation"), a subsidiary of the Company. Upon the completion of the conversion, Hyde Park Bancorp, MHC and the Bank’s former Massachusetts chartered mid-tier holding company, Hyde Park Bancorp, Inc., ceased to exist.

In connection with the plan of conversion, the Company established the Blue Hills Bank Foundation (the “Foundation”). The Foundation was funded with $7.0 million, including 694,313 shares of the Company’s common stock and $57,000 in cash, which was recorded as an expense by the Company in July 2014.

At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts amounted to $80.7 million and $135.7 million at December 31, 2015 and 2014 respectively, and are maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity and its wholly-owned subsidiaries, B.H. Security Corporation and HP Security Corporation, which are Massachusetts security corporations, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to the the establishment of the Foundation in 2014, the Company established Blue Hills Bank Charitable Foundation, (the "Charitable Foundation"), a not-for-profit organization, to provide charitable contributions within the Company’s surrounding communities. Neither the Foundation or Charitable Foundation are subsidiaries of the Company.

Business
The Company provides a variety of financial services to individuals and businesses online and through its offices in Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential mortgage loans, home equity loans, commercial real estate loans, commercial business loans and consumer loans.

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

Restrictions on cash and due from banks
The Company is required to maintain average balances on hand or with the Federal Reserve Bank (“FRB”). At December 31, 2015 and 2014, these reserve balances amounted to $4.0 million and $28.1 million, respectively.

Fair value hierarchy
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

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

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary (OTTI). OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

Federal Home Loan Bank stock
The Company, as a member of the Federal Home Loan Bank of Boston (FHLBB) system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews its investment for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2015 and 2014, no impairment has been recognized.

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

Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. For portfolios for which the Company had no prior loss experience, the national peer group losses for relevant portfolios generally over the years 2007-2014 were used. Charge-off factors are updated at least quarterly and management assesses them quantitatively on a quarterly basis. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.
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
General component
The general component of the allowance for loan losses is based on extrapolated historical loss experience based on FDIC data for depository institutions with assets of $1 billion to $5 billion for periods ranging from 2007-2014, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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
The core deposit intangible is being amortized using the sum of the years' digits method over its estimated life. Information related to the core deposit intangible, including the estimated annual amortization expense, is summarized below:

(In thousands)
Balance at December 31, 2013	$—
Acquisition of Nantucket Bank	6,040
Amortization	(1,808)
Balance at December 31, 2014	4,232

Amortization	(1,607)
Balance at December 31, 2015	$2,625

Estimated amortization expense for the years ending December 31,
2016	$1,225
2017	843
2018	461
2019	96
Total remaining	$2,625

Bank-owned life insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in noninterest income in the consolidated statements of operations.

Non-marketable investments
The aggregate carrying amount of all cost and equity method investments included in other assets at December 31, 2015 and 2014 is $8.7 million and $6.1 million, respectively. The fair values of these investments are not readily available and are not evaluated for impairment unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments.

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

Earnings per common share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Dividend rights on unvested options/awards are forfeitable, therefor unvested awards/options are not considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Advertising costs
Advertising costs are expensed as incurred.

Stock-based Compensation Plans
The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted.

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

Income taxes
Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require the Company to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. There was no reserve for uncertain tax positions as of December 31, 2015 and 2014 respectively. The Company records interest and penalties as part of income tax expense.

Income tax benefits related to stock compensation in excess of grant date fair value less any proceeds on exercise are recognized as an increase to additional paid-in capital upon vesting or exercising and delivery of the stock. Any income tax effects related to stock compensation that are less than grant date fair value less any proceeds on exercise would be recognized as a reduction of additional paid-in capital to the extent of previously recognized income tax benefits and then through income tax expense for the remaining amount.

Comprehensive Income
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

Reclassification
Certain amounts in the 2014 consolidated financial statements have been reclassified to conform to the 2015 presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update Update No. 2014-09 issued to address the previous revenue recognition requirements in GAAP that differ from those in International Financial Reporting Standards (IFRS). Accordingly, the FASB and the International Accounting Standards Board (IASB) initiated a joint project to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. For public entities, the standard is effective for annual and interim periods beginning after December 15, 2017, and calendar year-end public entities will apply it in the quarter that ends March 31, 2018. Early adoption is not permitted. We are currently assessing the potential impact of this amendment on our consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations (Topic 805). The amendments in this Update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments require that the acquirer record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this Update with earlier application permitted for financial statements that have not yet been made available for issuance.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the change in equity investments will depend on maket conditions but if applied in 2015, would have resulted in a loss of $3.7 million (after tax) being recognized in net income versus other comprehensive income. See the Consolidated Statement of Comprehensive Income (Loss).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. The Update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, follow:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$13,126	$—	$(195)	$12,931
Other asset-backed securities	11,395	—	(142)	11,253
Total other mortgage- and asset-backed securities	24,521	—	(337)	24,184
State and political	16,016	354	(55)	16,315
Financial services:
Banks	18,813	138	(90)	18,861
Diversified financial entities	23,124	349	(173)	23,300
Insurance and REITs	16,883	1	(282)	16,602
Total financial services	58,820	488	(545)	58,763
Other corporate:
Industrials	55,470	306	(1,244)	54,532
Utilities	31,952	7	(1,639)	30,320
Total other corporate	87,422	313	(2,883)	84,852
Total debt securities	186,779	1,155	(3,820)	184,114

Marketable equity securities:
Mutual funds:
Global equity	5,000	388	—	5,388
Domestic community	3,216	70	(13)	3,273
Global asset allocation	42,396	3	(3,484)	38,915
Total marketable equity securities	50,612	461	(3,497)	47,576
Total securities available for sale	$237,391	$1,616	$(7,317)	$231,690

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$636	$—	$(2)	$634
Government-sponsored enterprises	28,256	94	(126)	28,224
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,232	10	(832)	154,410
SBA asset-backed securities	16,017	—	(59)	15,958
Total securities held to maturity	$200,141	$104	$(1,019)	$199,226

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
U.S. Treasury	$13,037	$182	$—	$13,219
Government-sponsored enterprises	26,335	131	(29)	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	160,091	756	(294)	160,553
Other mortgage- and asset-backed:
Privately issued commercial mortgage-backed securities	22,100	30	(201)	21,929
SBA asset-backed securities	27,765	308	(27)	28,046
Other asset-backed securities	16,235	—	(43)	16,192
Total other mortgage- and asset-backed securities	66,100	338	(271)	66,167
State and political	15,619	567	(3)	16,183
Financial services:
Banks	12,364	531	(6)	12,889
Diversified financial entities	15,796	354	(18)	16,132
Insurance and REITs	9,387	138	(9)	9,516
Total financial services	37,547	1,023	(33)	38,537
Other corporate:
Industrials	34,408	681	(54)	35,035
Utilities	16,873	265	(120)	17,018
Total other corporate	51,281	946	(174)	52,053
Total debt securities	370,010	3,943	(804)	373,149

Marketable equity securities:
Mutual funds:
Global equity	5,000	623	—	5,623
Domestic community	3,216	86	(5)	3,297
Global asset allocation	32,956	1,498	(76)	34,378
Total marketable equity securities	41,172	2,207	(81)	43,298
Total securities available for sale	$411,182	$6,150	$(885)	$416,447

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available-for-sale to held-to-maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At December 31, 2015, there are $571,000 of net holding gains remaining in other comprehensive income.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2015 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$6,572	$6,578	$5,667	$5,667
After 1 year through 5 years	85,860	85,640	14,202	14,109
After 5 years through 10 years	62,163	60,144	9,023	9,082
After 10 years	7,663	7,568	—	—
	162,258	159,930	28,892	28,858
Mortgage- and asset-backed securities and collateralized mortgage obligations amortizing monthly	24,521	24,184	171,249	170,368
Total debt securities	$186,779	$184,114	$200,141	$199,226

For the years ended December 31, 2015, 2014 and 2013, proceeds from sales and calls of securities available for sale amounted to $99.5 million, $362.9 million and $314.9 million, respectively. Gross realized gains amounted to $2.0 million, $4.5 million and $8.7 million, respectively, and gross realized losses amounted to $56,000, $1.7 million and $3.6 million, respectively.
At December 31, 2015 and 2014, U.S. Treasury and government-sponsored enterprise obligations with an amortized cost of $46.2 million and $30.4 million, respectively, and a fair value of $46.0 million and $30.6 million, respectively, were pledged to secure borrowings. See note 7.
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

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$(84)	$5,166	$(111)	$7,765
Other asset-backed securities	(142)	11,253	—	—
Total other mortgage- and asset-backed securities	(226)	16,419	(111)	7,765
State and political	(55)	3,324	—	—
Financial services:
Banks	(90)	14,070	—	—
Diversified financial entities	(173)	15,397	—	—
Insurance and REITs	(282)	14,487	—	—
Total financial services	(545)	43,954	—	—
Other corporate:
Industrials	(957)	43,848	(287)	395
Utilities	(1,387)	25,353	(252)	1,618
Total other corporate	(2,344)	69,201	(539)	2,013
Total debt securities	(3,170)	132,898	(650)	9,778
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(13)	453
Global asset allocation	(3,484)	36,609	—	—
Total marketable equity securities	(3,484)	36,609	(13)	453
Total temporarily impaired available-for-sale securities	$(6,654)	$169,507	$(663)	$10,231

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$(2)	$634	$—	$—
Government-sponsored enterprises	(126)	14,084	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(832)	144,820	—	—
SBA asset-backed securities	(59)	15,958	—	—
Total temporarily impaired held-to-maturity securities	$(1,019)	$175,496	$—	$—

	December 31, 2014
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Government-sponsored enterprises	$(12)	$5,932	$(17)	$1,080
Government-sponsored mortgage-backed and collateralized mortgage obligations	(190)	93,364	(104)	8,425
Other mortgage- and asset-backed:
Privately issued commercial mortgage- backed securities	(69)	9,412	(132)	8,759
SBA asset-backed securities	(27)	5,529	—	—
Other asset-backed securities	(43)	16,192	—	—
Total other mortgage- and asset-backed securities	(139)	31,133	(132)	8,759
State and political	(3)	1,955		—
Financial services:
Banks	(6)	2,907	—	—
Diversified financial entities	(18)	7,676	—	—
Insurance and REITs	(9)	4,177	—	—
Total financial services	(33)	14,760	—	—
Other corporate:
Industrials	(54)	9,575	—	—
Utilities	(120)	7,291	—	—
Total other corporate	(174)	16,866	—	—
Total debt securities	(551)	164,010	(253)	18,264
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(5)	462
Global asset allocation	(76)	7,057	—	—
Total marketable equity securities	(76)	7,057	(5)	462
Total temporarily impaired securities	$(627)	$171,067	$(258)	$18,726
Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation.
At December 31, 2015, several debt securities have unrealized losses with aggregate depreciation of 2% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

At December 31, 2015, several mutual funds have aggregate unrealized losses of $3.5 million; 9% of the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSS
A summary of the balances of loans follows:

	December 31,
	2015	2014
	(In thousands)
Real estate:
1-4 family residential	$599,938	$460,273
Home equity	77,399	61,750
Commercial real estate	561,203	387,807
Construction	79,773	53,606
	1,318,313	963,436
Commercial business	182,677	151,823
Consumer	38,186	31,778
Total loans	1,539,176	1,147,037
Allowance for loan losses	(17,102)	(12,973)
Discount and fair value adjustments on purchased loans	(1,959)	(2,970)
Deferred loan costs and fees, net	3,160	1,820
Loans, net	$1,523,275	$1,132,914

The Company has sold residential mortgage loans in the secondary mortgage market, some of which are sold with limited recourse. The Company has retained the servicing responsibility and receives fees for the services provided. The unpaid principal balances of mortgage loans serviced for others were $39.8 million, $56.3 million and $47.6 million at December 31, 2015, 2014 and 2013, respectively. The maximum contingent liability associated with loans sold with recourse is $1.2 million at December 31, 2015. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets.

In 2015 and 2014, the Company transferred a portion of its originated commercial real estate loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included on the consolidated balance sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2015 and 2014, the Company was servicing loans for participants aggregating $30.6 million and $21.9 million, respectively.

Activity in the allowance for loan losses for the year ended December 31, 2015, 2014 and 2013 and allocation of the allowance to loan segments as of December 31, 2015 and 2014 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
2015
Beginning balance	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	612	296	3,596	308	(571)	79	(230)	4,090
Loans charged-off	—	—	—	—	—	(43)	—	(43)
Recoveries	82	—	—	—	—	—	—	82
Ending Balance	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102

2014
Beginning balance	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	405	93	943	753	994	223	(30)	3,381
Loans charged-off	(18)	—	—	—	—	(61)	—	(79)
Recoveries	—	—	—	—	—	—	—	—
Ending Balance	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973

2013
Beginning balance	$2,725	$316	$1,343	$106	$565	$313	$182	$5,550
Provision (credit) for loan losses	39	(69)	1,265	197	1,851	305	506	4,094
Loans charged-off	(165)	—	—	—	—	(44)	—	(209)
Recoveries	236	—	—	—	—	—	—	236
Ending Balance	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671

Additional information pertaining to the allowance for loan losses at December 31, 2015 and December 31, 2014 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2015
Allowance related to impaired loans	$—	$—	$384	$—	$10	$10	$—	$404
Allowance related to non-impaired loans	3,916	636	6,763	1,364	2,829	762	428	16,698
Total allowance for loan losses	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102

Impaired loans	$6,114	$270	$4,631	$—	$10	$145	$—	$11,170
Non-impaired loans	593,824	77,129	556,572	79,773	182,667	38,041	—	1,528,006
Total loans	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$—	$1,539,176
December 31, 2014
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	3,222	340	3,551	1,056	3,410	736	658	12,973
Total allowance for loan losses	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973

Impaired loans	$4,419	$578	$—	$—	$—	$27	$—	$5,024
Non-impaired loans	455,854	61,172	387,807	53,606	151,823	31,751	—	1,142,013
Total loans	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$—	$1,147,037

The following is a summary of past due and non-accrual loans, by loan class, at December 31, 2015 and December 31, 2014:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2015
Real estate:
1-4 family residential	$2,287	$—	$990	$3,277	$5,688
Home equity	1,031	19	176	1,226	270
Commercial real estate	—	1,249	—	1,249	4,631
Commercial business	23	—	—	23	10
Consumer	3	80	120	203	145
Total	$3,344	$1,348	$1,286	$5,978	$10,744

December 31, 2014
Real estate:
1-4 family residential	$3,137	$522	$1,370	$5,029	$3,876
Home equity	680	—	475	1,155	578
Consumer	217	—	5	222	27
Total	$4,034	$522	$1,850	$6,406	$4,481
There were no loans past due 90 days or more and still accruing at December 31, 2015 and 2014. The commercial loans in the 60-89 day bucket above are also included in the loans on non-accrual total at December 31, 2015

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2015	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,114	$6,824	$—
Home equity	270	425	—
Consumer	35	39	—
Total	6,419	7,288	—

Impaired loans with a valuation allowance:
Commercial real estate	4,631	4,631	384
Commercial business	10	11	10
Consumer	110	110	10
Total	4,751	4,752	404

Total impaired loans	$11,170	$12,040	$404

December 31, 2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,419	$5,211	$—
Home Equity	578	804	—
Consumer	27	25	—
Total impaired loans	$5,024	$6,040	$—

The following tables set forth information regarding average balances and interest income recognized (all on a cash basis) on impaired loans, by segment, for the years ended December 31, 2015, 2014 and 2013:

	Average Recorded Investment	Interest Income Recognized
2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,869	$270
Home equity	575	14
Consumer	34	4

Impaired loans with a valuation allowance:
Commercial real estate	926	161
Commercial business	2	1
Consumer	44	2
Total	$6,450	$452

2014
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,076	$213
Home equity	476	17
Consumer	34	2
Total	$4,586	$232

2013
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$2,586	$61
Home equity	32	—
Total	$2,618	$61
None of the loans acquired in the acquisition of Nantucket Bank were deemed to be Purchased Credit Impaired ("PCI").
No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings entered into during the years ended December 31, 2015 and 2014:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
2015	(Dollars in thousands)
Real estate:
1-4 family residential	4	$728	$750

2014:
Real estate:
1-4 family residential	1	$181	$193

In both 2015 and 2014, residential real estate loans were modified to capitalize past due interest.
Management performs a discounted cash flow calculation to determine the amount of impairment reserve required on each of the troubled debt restructurings. Any reserve required is recorded through the provision for loan losses. There were two troubled debt restructurings that defaulted during the year ended December 31, 2015, for which default was within one year of the restructure date. There were no troubled debt restructurings that defaulted during the year ended December 31, 2014.
Credit Quality Information
The Company utilizes a ten-grade internal loan rating system for all loans as follows:
Loans rated 1 - 6 are considered "acceptable" rated loans that are performing as agreed, and generally require only routine supervision.
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
On an annual basis, or more often if needed, the Company formally reviews the ratings on all commercial and construction loans. At least annually, the Company engages an independent third party to review a significant portion of loans within these segments. Management uses the results of these reviews as part of its annual review process. Management primarily utilizes delinquency reports, the watch list and other loan reports to monitor credit quality of other loan segments.

The following tables present the Company’s loans by risk rating at December 31, 2015 and December 31, 2014:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
December 31, 2015
Loans rated 1 - 6	$1,950	$465	$548,360	$79,773	$181,792	$6	$812,346
Loans rated 7	4,461	321	7,765	—	874	—	13,421
Loans rated 8	1,592	144	5,078	—	—	149	6,963
Loans rated 9	701	—	—	—	11	—	712
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	591,234	76,469	—	—	—	38,031	705,734
	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$1,539,176
December 31, 2014
Loans rated 1 - 6	$3,381	$473	$387,651	$53,606	$150,960	$5	$596,076
Loans rated 7	3,095	852	156	—	863	—	4,966
Loans rated 8	1,331	—	—	—	—	31	1,362
Loans rated 9	709	—	—	—	—	—	709
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	451,757	60,425	—	—	—	31,742	543,924
	$460,273	$61,750	$387,807	$53,606	$151,823	$31,778	$1,147,037

NOTE 5 - PREMISES AND EQUIPMENT

A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2015	2014
	(In thousands)
Land	$4,087	$4,087
Buildings	10,322	10,293	5 to 40 years
Leasehold improvements	7,727	6,109	5 to 10 years
Furniture and fixtures	2,601	2,014	3 to 5 years
Technology equipment	5,088	4,266	1 to 3 years
Construction in progress	70	75
Property, plant and equipment, gross	29,895	26,844
Less accumulated depreciation and amortization	(9,880)	(8,056)
Property, plant and equipment, net	$20,015	$18,788
Depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 amounted to $1.8 million, $1.5 million and $1.4 million, respectively.

NOTE 6 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	December 31,
	2015	2014
	(In thousands)
NOW and demand	$288,143	$245,117
Regular savings	287,344	303,834
Money market	368,050	280,139
Brokered money market	41,807	23,166
Total non-certificate accounts	985,344	852,256

Term certificates of $250,000 or more	65,364	56,325
Term certificates less than $250,000	246,614	245,430
Brokered certificates of deposit	136,527	58,705
Total certificate accounts	448,505	360,460
Total deposits	$1,433,849	$1,212,716

At December 31, 2015, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	239,134	0.62%
2017	86,464	1.10
2018	40,570	1.37
2019	44,630	1.90
2020	37,707	1.92
	$448,505	1.01%

NOTE 7 - BORROWINGS
Federal Home Loan Bank of Boston advances
FHLBB advances with an original maturity of less than one year amounted to $205.0 million and $40.0 million at December 31, 2015 and 2014, respectively, with a weighted average rate of 0.41% and 0.24%, respectively. The Company also had, at both December 31, 2015 and 2014, a $7.7 million line of credit with the FHLBB with an interest rate that adjusts daily. No advances were outstanding on this line at December 31, 2015 and 2014. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally residential and commercial mortgage loans, U.S. Treasury and by U.S. government-sponsored enterprise securities. See notes 3 and 4.

Long-term debt consists of the following FHLBB advances:

	December 31, 2015		December 31, 2014
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2016	$10,000	2.29%	$10,000	2.29%
2017	15,000	1.99	15,000	1.99
2018	20,000	2.23	10,000	3.16
2020	10,000	1.65	—	—
	$55,000	2.07%	$35,000	2.41%

Other lines-of-credit
At December 31, 2015 and 2014, the Company had $39.0 million and $32 million respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon, as needed. There were no amounts outstanding at December 31, 2015 or 2014.

NOTE 8- INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2015	2014	2013
		(In thousands)
Current tax provision:
Federal	$2,933	$2,695	$960
State	206	240	172
	3,139	2,935	1,132
Deferred tax provision (benefit):
Federal	7	(3,183)	(1,609)
State	(148)	(1,014)	(502)
Federal and State	(141)	(4,197)	(2,111)
Change in valuation reserve	(161)	640	695
Deferred income tax benefit	(302)	(3,557)	(1,416)
Provision (benefit) for income taxes	$2,837	$(622)	$(284)

The reasons for the differences between the statutory federal income tax provision and the actual tax provision (benefit) are summarized as follows:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Statutory federal tax provision (benefit) at 34%	$3,429	$(274)	$809
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	39	(511)	(218)
Dividends received deduction	(211)	(201)	(134)
Tax-exempt bank-owned life insurance	(351)	(404)	(984)
Tax-exempt interest	(222)	(277)	(224)
Change in valuation reserve	(161)	640	695
Nondeductible IPO costs	—	202	—
Other, net	314	203	(228)
Tax provision (benefit)	$2,837	$(622)	$(284)
Effective tax rates	28.2%	77.3%	(11.9)%
The components of the net deferred tax asset (liability) are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Federal	$12,091	$8,453
State	3,188	2,543
Deferred tax assets, gross	15,279	10,996
Valuation reserve	(1,966)	(2,012)
Deferred tax assets, net	13,313	8,984
Deferred tax liabilities:
Federal	(2,138)	(2,429)
State	(510)	(322)
Deferred tax liabilities, gross	(2,648)	(2,751)
Net deferred tax asset	$10,665	$6,233

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$929	$603
Employee benefit plans and share-based compensation plans	901	682
Allowance for loan losses	6,831	5,181
Contribution carryover	2,675	3,281
Net unrealized loss on securities held as, or transferred from, available for sale	1,748	—
Net unrealized losses on defined benefit pension plan	1,052	543
Other	159	71
Valuation reserve	(1,966)	(2,012)
Deferred tax liabilities:
Deferred loan origination costs	(1,664)	(243)
Net unrealized gain on securities available for sale	—	(1,873)
Net deferred tax asset	$10,665	$6,233

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$6,233	$2,831	$(3,165)
Deferred tax benefit	302	3,557	1,416
Tax effect of changes in accumulated other comprehensive income	4,130	(155)	4,580
Balance at end of year	$10,665	$6,233	$2,831

At December 31, 2015 and 2014, management maintained a valuation reserve in the amount of $2.0 million, related to state deferred tax assets, for which it was more likely than not, that a tax benefit will not be realized due to lack of positive evidence to support future state profitability. In addition, a portion of the valuation allowance relates to federal charitable contribution carryover for which it is more likely than not be utilized in the allowed five years carryforward period.

A summary of the change in valuation allowance is as follows:

	For the Year Ended December 31, 2015
	Federal	State	Total
	(In thousands)
Balance at beginning of year	$(544)	$(1,468)	$(2,012)
Change through the income statement	344	(183)	161
Change through other comprehensive income	—	(115)	(115)
Balance at end of year	$(200)	$(1,766)	$(1,966)

At December 31, 2015, the Company allocated tax expense between the components of the income statement as required by the intraperiod allocation rules.

The federal income tax reserve for loan losses at the Company’s base year amounted to $1.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred income tax liability of $503,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2012 through 2015.
Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not, the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense. No interest or penalties were recorded for the years ended December 31, 2015, 2014 and 2013.

NOTE 9 - EQUITY
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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of 4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, beginning on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company’s capital levels will remain characterized as “well capitalized” throughout the phase in periods.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2015 and 2014, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
December 31, 2015
Total capital (to risk weighted assets)	$407,444	24.8%	$131,231	8.0%	164,039	10.0%
Tier 1 capital (to risk weighted assets)	390,342	23.8	98,423	6.0	131,231	8.0
Common equity Tier 1(to risk weighted assets)	390,342	23.8	73,818	4.5	106,625	6.5
Tier 1 capital (to average assets)	390,342	19.6	79,658	4.0	99,573	5.0
December 31, 2014
Total capital (to risk weighted assets)	409,545	32.6	100,513	8.0	N/A	N/A
Tier 1 capital (to risk weighted assets)	395,615	31.5	50,257	4.0	N/A	N/A
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	395,615	23.3	67,820	4.0	N/A	N/A
Blue Hills Bank:
December 31, 2015
Total capital (to risk weighted assets)	296,309	18.1	130,832	8.0	163,540	10.0
Tier 1 capital (to risk weighted assets)	279,207	17.1	98,124	6.0	130,832	8.0
Common equity Tier 1(to risk weighted assets)	279,207	17.1	73,593	4.5	106,301	6.5
Tier 1 capital (to average assets)	279,207	14.0	79,867	4.0	99,608	5.0
December 31, 2014
Total capital (to risk weighted assets)	283,443	22.7	99,973	8.0	124,966	10.0
Tier 1 capital (to risk weighted assets)	269,513	21.6	49,987	4.0	74,980	6.0
Common equity Tier 1(to risk weighted assets)	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 capital (to average assets)	269,513	15.9	67,707	4.0	84,634	5.0

Preferred stock
On September 22, 2011, Hyde Park Bancorp, Inc. issued and sold 18,724 shares of senior non-cumulative perpetual preferred stock, Series A (“Series A Preferred”), with a liquidation value of $1,000 per share. Hyde Park Bancorp, Inc. sold the Series A Preferred to the U.S. Treasury as part of the Small Business Lending Fund Program (“SBLF”) for an aggregate purchase price of $18.7 million. On July 11, 2014, the Company redeemed the $18.7 million of Series A Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund (“SBLF”) preferred stock program. The redemption was completed with a payment to the U.S. Treasury of $18.7 million plus accrued dividends.
As part of the conversion, the Board of Directors of the Company authorized 50,000,000 shares, zero par value of Preferred Stock ("Preferred Stock"). As of December 31, 2015 there were no shares issued or outstanding.

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
The payment of dividends by the Company is subject to Maryland law. The Company can pay dividends on its common stock if, after giving effect to such distribution, (i) it would be able to pay its indebtedness as the indebtedness comes due in the usual course of business and (ii) its total assets exceed the sum of its liabilities and the amount needed, if Blue Hills Bancorp were to be dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of any holders of capital stock who have a preference in the event of dissolution; provided, however, that even if the Company's assets are less than the amount necessary to satisfy the requirement set forth in (ii) above, the Company may make a distribution from: (A) The Company's net earnings for the fiscal year in which the distribution is made; (B) The Company's net earnings for the preceding fiscal year; or (C) the sum of the Company's net earnings for the preceding eight fiscal quarters. The holders of common stock of the Company will be entitled to receive and share equally in dividends as may be declared by our board of directors out of funds legally available. If the Company issues shares of preferred stock, the holders thereof may have a priority over the holders of the common stock with respect to dividends.

At December 31, 2015, the Bank's retained earnings available for the payment of dividends was $157.9 million. Accordingly, $130.8 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2015. Funds available for loans or advances by the Bank to the Company amounted to $29.1 million.
In addition, dividends paid by the Bank to the Company would be prohibited if the effect thereof would cause the Bank’s capital to be reduced below applicable capital requirements.

NOTE 10 - EMPLOYEE BENEFIT PLANS
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

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$9,443	$9,535	$9,331
Actual return (loss) on plan assets	(304)	391	1,513
Benefits paid	(325)	(483)	(1,309)
Fair value of plan assets at end of year	8,814	9,443	9,535
Change in benefit obligation:
Benefit obligation at beginning of year	10,135	9,287	10,818
Service cost	—	484	708
Interest cost	401	407	423
Actuarial loss (gain)	561	2,230	(1,353)
Benefits paid	(325)	(483)	(1,309)
Curtailment gain	—	(1,790)	—
Benefit obligation at end of year	10,772	10,135	9,287
Funded status and prepaid expense (accrued liability) at end of year	$(1,958)	$(692)	$248

Accumulated benefit obligation at end of year	$10,772	$10,135	$7,507

At December 31, 2015 and 2014, the discount rate used to determine the benefit obligation was as follows:

	December 31,
	2015	2014
Discount rate	4.01%	4.00%
Rate of compensation increase	n/a	n/a

The components of net periodic pension cost (benefit) are as follows:

	Years Ended December 31,
	2015	2014	2013
	(In thousands)
Service cost	$—	$484	$708
Interest cost	401	407	423
Expected return on plan assets	(745)	(735)	(728)
Amortization of net actuarial loss (gain)	110	(70)	104
Settlement gain	—	—	(107)
Curtailment gain	—	(1,304)	—
Net periodic pension cost (benefit)	$(234)	$(1,218)	$400

The assumptions used to determine net periodic pension cost are as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate	4.00%	4.25%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	n/a	n/a	3.00%
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

The fair value of major categories of the Company’s pension plan assets are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2015
Collective funds	$1,126	$4,266	$—	$5,392
Equity securities	1,566	—	—	1,566
Mutual funds	1,046	—	—	1,046
Hedge funds	—	—	660	660
Short-term investments	150	—	—	150
	$3,888	$4,266	$660	$8,814
December 31, 2014
Collective funds	$770	$4,276	$—	$5,046
Equity securities	2,178	—	—	2,178
Mutual funds	1,330	134	—	1,464
Hedge funds	—	—	659	659
Short-term investments	96	—	—	96
	$4,374	$4,410	$659	$9,443
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

For the years ended December 31, 2015 and 2014, there were no significant changes in Plan assets that are measured in Level 3.
Estimated future benefit payments, assuming employees retire at age 65 and take normal distribution payments, are as follows:

Amount
Year Ending December 31,	(In thousands)
2016	$495
2017	679
2018	934
2019	543
2020	655
2021-2025	3,239

The Company contributed $470,000 to the Plan in February 2016. No further contributions are anticipated during 2016.

401(k) Plan
The Company has a 401(k) Plan whereby each employee having completed at least three months of service beginning with their date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on Federal tax laws. Effective December 15, 2013, the Company enhanced its
401(k) Plan to include a 3% guaranteed non-elective contribution and a 2% elective contribution based on the financial performance of the Company. Effective January 1, 2015, the Company amended the 401(k) Plan to incorporate an overall 4% contribution that matches 100% of an employee’s first 3% of deferral and 50% of the next 2% deferral. In 2014, the Bank provided a 3% contribution. For the years ended December 31, 2015 and 2014 expenses related to the plan were $610,000 and $465,000. Prior to 2014, the Company did not contribute to the 401(k) plan.

Supplemental Executive Retirement Plans
The Company entered into agreements with various executives and Board members which provided for a fixed dollar amount to be contributed each year to the participant’s supplemental executive retirement account. All benefits under these agreements became fully vested after five years of service, however during 2013 these agreements were terminated and all vesting was accelerated. No further awards have or will be granted under these agreements. Expenses associated with these agreements amounted $873,000 for the year ended December 31, 2013. The Supplemental Executive Retirement Plan was terminated in a manner that complies with Section 409A of the Internal Revenue Code, whereby benefits could not be distributed for 12 months following the plan’s termination but were required to be distributed in full no later than 24 months following the plan’s termination. To allow participants the opportunity to use their account balances within the plan to purchase Blue Hills Bancorp common stock in the stock offering prior to the date the account is distributed, the plan was amended prior to its termination. All participants elected to invest in employer stock and all participant balances were distributed in Blue Hills Bancorp common stock in December 2015. In connection with the distributions, 27,956 shares were redeemed by the Company for tax withholding.

Short-term Incentive Compensation
All employees meeting specified service requirements are eligible to participate in the discretionary Short-term Incentive Compensation Plan. The purpose of the plan is to motivate and reward employees for achieving strategic objectives through a goals program. The Company recorded expenses of $2.3 million, $3.0 million, and $1.6 million for achievement of the 2015, 2014 and 2013 goals, respectively.

Employee Stock Ownership Plan
The Company maintains an Employee Stock Ownership Plan (“ESOP”) to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. The Company contributed funds to the Funding Corporation to enable it to grant a loan to the ESOP for the purchase of 2,277,345 shares of the Company’s common stock at a price of $10.00 per share. The loan obtained by the ESOP from the Funding Corporation to purchase Company common stock is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.25% at December 31, 2015). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2015 was $21.5 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year is 75,912 through 2043.

Shares held by the ESOP include the following:	December 31, 2015	December 31, 2014

Allocated	75,912	—
Committed to be allocated	75,912	75,912
Unallocated	2,124,846	2,201,433
	2,276,670	2,277,345
The fair value of unallocated shares was $32.5 million and $29.9 million at December 31, 2015 and 2014, respectively.
Total compensation expense recognized in connection with the ESOP for the years ended December 31, 2015 and 2014 amounted to $1.1 million and $993,000, respectively.

NOTE 11 - STOCK BASED COMPENSATION

Under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 2,846,681. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 1,138,673. Options and awards vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant.

Under the Equity Plan, the option exercise price is based upon the closing value of the stock on the date of grant. Stock option awards granted to date under the Equity Plan expire in 2025.

Expense related to options and restricted stock granted to directors is recognized as directors' fees within noninterest expense.

The Company has standard form agreements used for stock option and restricted stock awards. The standard form agreements used for the Chief Executive Officer and all other Executive Officers have previously been disclosed in Securities and Exchange Commission filings and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change in Control; and, that (2) any stock options which vest pursuant to a Change in Control, which is an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.
The Company made the following awards of options to purchase shares of common stock in 2015:

Date of grant	October 7, 2015
Options granted	2,434,000
Vesting period (years)	5
Expiration date	October 7, 2025
Expected volatility	28.85%
Expected life (years)	6.5
Expected dividend yield	0.54%
Risk free interest rate	1.55%
Fair value per option	$4.23

A summary of the status of the Company's stock option grants for the year ended December 31, 2015, is presented in the table below:

Options	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2015	—	$—	—	$—
Granted	2,434,000	14.07	9.78	3,018,160
Balance at December 31, 2015	2,434,000	$14.07	9.78	$3,018,160
Outstanding and expected to vest at December 31, 2015	2,434,000	$14.07	9.78	$3,018,160
Exercisable at December 31, 2015	—	$—	—	$—
Unrecognized compensation cost	$9,822,000
Weighted average remaining recognition period (years)	4.77

For the year ended December 31, 2015, stock-based compensation expense applicable to the stock options was $473,000 and the recognized tax benefit related to this expense was $112,000. There was no stock-based compensation expense for the years ended December 31, 2014 and 2013.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted in 2015, 40,000 are performance based.
The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2015:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Non-vested stock awards at January 1, 2015	—	$—
Granted	983,175	14.07
Non-vested stock awards at December 31, 2015	983,175	$14.07
Unrecognized compensation cost inclusive of directors' fees	$13,182,000
Weighted average remaining recognition period (years)	4.77

Total expense for the restricted stock awards was $651,000 for the year ended December 31, 2015, and the recognized tax benefits related to this expense was $228,000. There was no expense related to restricted stock awards for the years ended December 31, 2014 and 2013.

NOTE 12 - EARNINGS PER SHARE
Earnings per share consisted of the following components for the year ended December 31, 2015. The Company was not publicly traded for all of 2014 and, as a result, earnings per share is not presented for 2014.

(Dollars in thousands, except per share amounts)	2015
Net income applicable to common stock	$7,227

Average number of common shares outstanding	28,228,425
Less: Average unallocated ESOP shares	(2,163,478)
Average number of common shares outstanding used to calculate basic earnings per common share	26,064,947

Effect of dilutive unvested restricted stock awards	4,642
Average number of common shares outstanding used to calculate diluted earnings per common share	26,069,589

Earnings per common share:
Basic	$0.28
Diluted	$0.28
Options for 2,434,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the year ended December 31, 2015.

NOTE 13 -COMMITMENTS AND CONTINGENCIES
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
Financial instruments whose contract amounts represent credit risk consist of:

	December 31,
	2015	2014
	(In thousands)
Commitments to originate loans	$69,554	$44,504
Letters of credit	3,571	7,133
Unused lines-of-credit:
Commercial	128,748	81,607
Home equity	84,374	37,580
Consumer	16,033	16,057
Undisbursed construction loans	4,844	6,679

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
Operating lease commitments
Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2015, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2016	$1,801
2017	1,859
2018	1,839
2019	1,595
2020	1,499
Thereafter	8,879
$17,472
Rent expense for years ended December 31, 2015, 2014 and 2013 amounted to $1.6 million, $1.1 million and $966,000, respectively. Certain leases contain renewal options for up to 30 years. The cost of such options is not included above.

Other Commitments
Effective January 1, 2014, the Bank entered into an agreement for the naming rights of a Boston waterfront music venue. The agreement spans a ten-year period, with an opt-out option at the end of year seven, where the Bank paid $390,000 during the first year with 5% annual increases in subsequent years. Total expenses related to the agreement was $410,000 and $390,000 for the years ended December 31, 2015 and 2014, respectively.

Employment and change in control agreements
The Company has entered into an employment agreement with its President and Chief Executive Officer that generally provides for a specified minimum annual compensation and the continuation of certain benefits currently received. Employment may be terminated for cause, as defined, or an aggregate cash severance payment that will be determined based on timing of any other future change in control. The agreement has an initial term of three years, with automatic one-year extensions on the anniversary date of the agreement. The Company has also entered into change in control agreements with certain members of management, including the Company’s Chief Financial Officer, the Company’s Executive Vice President, Commercial Lending, and the Company's Senior Vice President, Chief Risk Officer and others, which provide for the continuation of base salaries for specified periods of time in the event of involuntary termination without cause or termination for good reason in the event of a change in control. In March 2015, the Company revised the change in control agreement with its Chief Financial Officer to be a severance and change in control agreement so that it provided a benefit on an involuntary termination without cause (including resignation for good reason), whether or not the termination occurred in connection with or after a change in control.

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

NOTE 14 - INTEREST RATE SWAP AGREEMENTS
The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets and accrued expenses and other liabilities as appropriate. Changes in the fair value of these agreements are recorded in miscellaneous income in the consolidated statements of operations.

The Company did not have any fair value hedges or cash flow hedges at December 31, 2015 and December 31, 2014. The table below presents information about derivative financial instruments not designated as hedging instruments at December 31, 2015 and 2014.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
December 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$282,546	$7,956	$282,546	$8,411
Other contracts	8,300	6	12,698	78
Total derivatives	$290,846	$7,962	$295,244	$8,489
December 31, 2014
Economic hedges:
Commercial loan level interest rate swap agreements	$202,970	$5,446	$202,970	$5,759
Other contracts	8,616	8	8,287	83
Total derivatives	$211,586	$5,454	$211,257	$5,842
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
Securities available for sale: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include U.S. Treasury obligtaions and marketable equity securities. All other securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.
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
Borrowings: The fair values of borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.
Derivative instruments: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.
Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2015 and 2014, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,114	$—	$184,114
Marketable equity securities	47,576	—	—	47,576
Derivative assets	—	7,962	—	7,962
Total assets	$47,576	$192,076	$—	$239,652
Liabilities
Derivative liabilities	$—	$8,489	$—	$8,489

December 31, 2014
Assets
Securities available for sale:
Debt securities	$13,219	$359,930	$—	$373,149
Marketable equity securities	43,298	—	—	43,298
Derivative assets	—	5,454	—	5,454
Total assets	$56,517	$365,384	$—	$421,901
Liabilities
Derivative liabilities	$—	$5,842	$—	$5,842

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain other assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At December 31, 2015, there were three impaired loans measured at fair value on a non-recurring basis using level 3 inputs, totaling $4.8 million, with losses on these loans for the year ended December 31, 2015 amounting to $404,000. At December 31, 2014, there was one impaired loan measured at fair value on a non-recurring basis using level 3 inputs, in the amount of $120,000, with losses on this loan for the year ended December 31, 2014 amounting to $18,000. At December 31, 2015 and 2014, there were no liabilities measured at fair value on a non-recurring basis.

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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and cash equivalents	$33,298	$33,298	$—	$—	$33,298
Securities available for sale	231,690	47,576	184,114	—	231,690
Securities held to maturity	200,141	634	198,592	—	199,226
Federal Home Loan Bank stock	13,567	—	—	13,567	13,567
Loans and loans held for sale, net	1,536,152	—	—	1,538,809	1,538,809
Accrued interest receivable	5,344	—	—	5,344	5,344
Financial liabilities:
Deposits	1,433,849	—	—	1,434,179	1,434,179
Borrowings	260,000	—	260,244	—	260,244
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	7,962	—	7,962	—	7,962
Liabilities	8,489	—	8,489	—	8,489

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2014
Financial assets:
Cash and cash equivalents	$60,146	$60,146	$—	$—	$60,146
Securities available for sale	416,447	56,517	359,930	—	416,447
Federal Home Loan Bank stock	11,702	—	—	11,702	11,702
Loans and loans held for sale, net	1,147,505	—	—	1,132,024	1,132,024
Accrued interest receivable	4,433	—	—	4,433	4,433
Financial liabilities:
Deposits	1,212,716	—	—	1,214,251	1,214,251
Borrowings	75,000	—	76,074	—	76,074
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	5,454	—	5,454	—	5,454
Liabilities	5,842	—	5,842	—	5,842

NOTE 16 - OTHER COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income, included in equity, are as follows:

	December 31,
	2015	2014
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$(5,701)	$5,265
Tax effect	1,945	(1,873)
Net-of-tax amount	(3,756)	3,392
Securities held to maturity:
Net unrealized gain on transferred securities	571	—
Tax effect	(197)	—
Net-of-tax amount	374	—
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,858)	(1,358)
Tax effect	1,052	543
Net-of-tax amount	(1,806)	(815)
	$(5,188)	$2,577

Changes in accumulated other comprehensive income (loss) by component follows:

	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
Year Ended December 31, 2015
Beginning balance	$3,392	$—	$(815)	$2,577
Other comprehensive income (loss) before reclassifications	(8,332)	—	(1,610)	(9,942)
Realized gains reclassified	(1,968)	—	—	(1,968)
Amortization of actuarial losses	—	—	110	110
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	(95)	—	(95)
Tax effects	3,818	(197)	509	4,130
Net current-period other comprehensive income (loss)	(7,148)	374	(991)	(7,765)
Ending balance	$(3,756)	$374	$(1,806)	$(5,188)

Year ended December 31, 2014
Beginning balance	$1,983	$—	$482	$2,465
Other comprehensive income (loss) before reclassifications	4,942	—	(2,090)	2,852
Realized gains reclassified	(2,515)	—	—	(2,515)
Amortization of actuarial gains	—	—	(70)	(70)
Tax effects	(1,018)	—	863	(155)
Net current-period other comprehensive income (loss)	1,409	—	(1,297)	112
Ending balance	$3,392	$—	$(815)	$2,577

Year Ended December 31, 2013
Beginning balance	$10,805	$—	$(802)	$10,003
Other comprehensive income (loss) before reclassifications	(9,256)	—	2,033	(7,223)
Realized gains reclassified	(4,999)	—	—	(4,999)
Amortization of actuarial losses	—	—	104	104
Tax effects	5,433	—	(853)	4,580
Net current-period other comprehensive income (loss)	(8,822)	—	1,284	(7,538)
Ending balance	$1,983	$—	$482	$2,465

Actuarial gains of $271,000, included in accumulated other comprehensive income at December 31, 2015, are expected to be recognized as a component of net periodic pension cost, included in salaries and employee benefits expense, during the year ending December 31, 2016.

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Blue Hills Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2015	2014
	(In thousands)
Assets
Cash balances at Blue Hills Bank	$100,965	$121,632
Total cash and cash equivalents	100,965	121,632
Investment in subsidiaries	311,357	308,606
Other assets	7,993	3,561
Total assets	$420,315	$433,799

Liabilities and Stockholders' Equity
Liability to ESOP	21,459	21,925
Accrued expenses	27	$268
Stockholders' equity	398,829	411,606
Total liabilities and stockholders' equity	$420,315	$433,799

	Years Ended December 31,
	2015	2014	2013
STATEMENTS OF OPERATIONS	(In thousands)
Total income	$713	$331	$—
Operating expenses	1,860	9,432	—
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,147)	(9,101)	—
Applicable income tax benefit	(1,112)	(3,277)	—
Loss before equity in income of subsidiaries	(35)	(5,824)	—
Equity in undistributed net income of subsidiaries	7,975	5,972	2,663
Net income (loss)	$7,940	$148	$2,663

	Years Ended December 31,
	2015	2014	2013
STATEMENTS OF CASH FLOWS	(In thousands)

Cash flows from operating activities:
Net income (loss)	$7,940	$148	2,663
Adjustments to reconcile net income (loss) to net cash provided by used for operating activities:
Equity in undistributed net income of subsidiaries	(7,975)	(5,972)	(2,663)
Issuance of common stock to Charitable Foundation	—	6,943	—
Net change in other assets	(2,221)	(2,062)	(44)
Net change in other liabilities	(241)	267	—
Net cash used for operating activities	(2,497)	(676)	(44)

Cash flows from investing activities:
Investment in Blue Hills Bank	(3,929)	(161,820)	—
Net cash used for investing activities	(3,929)	(161,820)	—

Cash flows from financing activities:
Proceeds from the issuance of common stock	—	274,143	—
Redemption of SBLF preferred stock	—	(18,724)	—
Repurchase of common stock	(13,121)	—	—
Common and Preferred Stock dividends paid	(1,120)	(439)	(529)
Net cash provided by (used for) financing activities	(14,241)	254,980	(529)

Net change in cash and cash equivalents	(20,667)	92,484	(573)
Cash and cash equivalents at beginning of year	121,632	29,148	29,721
Cash and cash equivalents at end of year	$100,965	$121,632	$29,148

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
	(In thousands, except share data)
Interest and dividend income	$12,682	$10,169	$13,130	$11,551	$15,418	$13,070	$17,071	$14,485
Interest expense	2,017	1,655	2,015	1,674	2,213	1,651	2,499	1,918
Net interest and dividend income	10,665	8,514	11,115	9,877	13,205	11,419	14,572	12,567
Provision for loan losses	279	714	544	959	1,318	1,438	1,949	270
Other noninterest income	866	1,088	2,210	1,119	1,456	3,025	2,179	1,860
Realized securities gains and impairment losses, net	1,318	541	267	1,191	238	349	145	434
Total noninterest income	2,184	1,629	2,477	2,310	1,694	3,374	2,324	2,294
Total noninterest expense	10,626	10,256	10,660	10,662	10,848	17,748	11,948	10,742
Provision (benefit) for income taxes	638	(428)	689	137	923	(1,435)	587	1,104
Net income (loss)	$1,306	$(399)	$1,699	$429	$1,810	$(2,958)	$2,412	$2,745

Basic earnings per share	$0.05	n/a	$0.06	n/a	$0.07	n/a	$0.09	$0.10
Diluted earnings per share	$0.05	n/a	$0.06	n/a	$0.07	n/a	$0.09	$0.10
Weighted average common shares (basic)	26,274,738	n/a	26,293,560	n/a	26,183,381	n/a	25,500,755	26,243,957
Weighted average common shares (diluted)	26,274,738	n/a	26,293,560	n/a	26,183,381	n/a	25,554,961	26,243,957

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, the Company’s Chief Executive Officer along with the Company’s Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Management of Blue Hills Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Blue Hills Bancorp, Inc.'s internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflects the transactions and disposition of the assets of the Company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).
Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2015.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposals to be Voted on by Stockholders-Proposal 1-Election of Directors,” “Other Information Relating to Directors and Executive Officers-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance-Code of Ethics,” "-Procedures to be Followed by Stockholders,” “-Committees of the Board of Directors,” "-Audit Committee” and “-Audit Report,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and "Corporate Governance-Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders under the captions “Proposal II-Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2015 and 2014

(C)	Consolidated Statements of Operations for the Years ended December 31, 2015, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2015, 2014 and 2013

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the Years ended December 31, 2015, 2014 and 2013

(F)	Consolidated Statements of Cash Flows for the Years ended December 31, 2015, 2014 and 2013

(G)	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules -None.

(a)(3) Exhibits

3.1
Articles of Incorporation of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

3.2
Bylaws of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

4
Form of Common Stock Certificate of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

10.1
Amended and Restated Employment Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills Bank and William M. Parent (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.2
Form of Two-Year Change in Control Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills and certain executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.3
Amended and Restated Blue Hills Bank Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.4
Amended and Restated Blue Hills Bank Director Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.5	Performance Based Annual Incentive Plan for 2016+
21
Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements for the year ended December 31, 2015, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

BLUE HILLS BANCORP, INC. (Registrant)

Date: March 9, 2016	By:	/s/ William M. Parent
William M. Parent President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William M. Parent
William M. Parent	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
/s/ James E. Kivlehan
James E. Kivlehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 9, 2016
/s/ David J. Houston, Jr.
David J. Houston, Jr.	Chairman of the Board	March 9, 2016
/s/ George E. Clancy
George E. Clancy	Director	March 9, 2016
/s/ Anthony LaCava
Anthony LaCava	Director	March 9, 2016
/s/ Brian G. Leary
Brian G. Leary	Director	March 9, 2016
/s/ Peter J. Manning

Peter J. Manning	Director	March 9, 2016
/s/ Ronald K. Perry
Ronald K. Perry	Director	March 9, 2016
/s/ David Powers
David Powers	Director	March 9, 2016
/s/ Janice L. Shields
Janice L. Shields	Director	March 9, 2016
/s/ Scott Smith
Scott Smith	Director	March 9, 2016