Form 10-Q
period 2016-03-31
Blue Hills Bancorp, Inc.
filed 2016-05-06
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]
As of May 4, 2016, there were 27,729,742 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015	2
	Consolidated Statements of Net Income for the Three Months Ended March 31, 2016 and 2015	3
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	42

Item 4.
	Controls and Procedures	42

	Part II. Other Information
Item 1.
	Legal Proceedings	42
Item 1A.
	Risk Factors	43
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.
	Defaults upon Senior Securities	43
Item 4.
	Mine Safety Disclosures	43
Item 5.
	Other Information	43
Item 6.
	Exhibits	43

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$13,852	$10,932
Short-term investments	18,157	22,366
Total cash and cash equivalents	32,009	33,298
Securities available for sale, at fair value	237,669	231,690
Securities held to maturity, at amortized cost	196,578	200,141
Federal Home Loan Bank stock, at cost	16,137	13,567
Loans held for sale	3,926	12,877
Loans, net of allowance for loan losses of $16,985 at March 31, 2016 and $17,102 at December 31, 2015	1,569,972	1,523,275
Premises and equipment, net	20,099	20,015
Accrued interest receivable	5,588	5,344
Goodwill	9,160	9,160
Core deposit intangible	2,283	2,625
Net deferred tax asset	8,774	10,665
Bank-owned life insurance	31,883	31,626
Other assets	28,150	20,060
Total assets	$2,162,228	$2,114,343
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$142,202	$153,155
Interest bearing	1,342,403	1,280,694
Total deposits	1,484,605	1,433,849
Short-term borrowings	170,000	205,000
Long-term debt	85,000	55,000
Accrued expenses and other liabilities	29,067	21,665
Total liabilities	1,768,672	1,715,514

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 27,786,642 and 28,492,732 issued and outstanding at March 31, 2016 and December 31, 2015, respectively)	269	276
Additional paid-in capital	260,041	269,078
Unearned compensation-ESOP	(21,065)	(21,255)
Retained earnings	157,090	155,918
Accumulated other comprehensive loss	(2,779)	(5,188)
Total stockholders' equity	393,556	398,829
Total liabilities and stockholders' equity	$2,162,228	$2,114,343
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except share amounts)
Interest and dividend income:
Interest and fees on loans	$13,603	$10,427
Interest on securities	2,295	2,136
Dividends	139	100
Other	26	19
Total interest and dividend income	16,063	12,682
Interest expense:
Interest on deposits	2,292	1,763
Interest on borrowings	570	254
Total interest expense	2,862	2,017
Net interest and dividend income	13,201	10,665
Provision (credit) for loan losses	(27)	279
Net interest income, after provision (credit) for loan losses	13,228	10,386
Non-interest income:
Deposit account fees	317	333
Interchange and ATM fees	347	326
Mortgage banking	244	101
Loan level derivative income	639	4
Gains (losses) on sales and calls of available-for-sale securities	(289)	1,318
Gains on calls of held to maturity securities	45	—
Bank-owned life insurance income	257	253
Miscellaneous	(183)	(151)
Total non-interest income	1,377	2,184
Non-interest expense:
Salaries and employee benefits	6,885	5,489
Occupancy and equipment	1,619	1,498
Data processing	761	819
Professional fees	481	632
Advertising	532	500
FDIC deposit insurance	346	292
Directors’ fees	338	124
Amortization of core deposit intangible	342	437
Other general and administrative	764	835
Total non-interest expense	12,068	10,626
Income before income taxes	2,537	1,944
Provision for income taxes	870	638
Net income	$1,667	$1,306

Earnings per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Weighted average shares outstanding:
Basic	25,066,086	26,274,738
Diluted	25,132,441	26,274,738
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income	$1,667	$1,306
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gain	3,415	4,162
Reclassification adjustment for net losses (gains) realized in net income (1)	289	(1,318)
Net change in unrealized gains	3,704	2,844
Tax effect	(1,294)	(1,060)
Net-of-tax amount	2,410	1,784
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available-for-sale (2)	(70)	—
Tax effect	25	—
Net-of-tax amount	(45)	—
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	68	—
Tax effect	(24)	—
Net-of-tax amount	44	—
Other comprehensive income	2,409	1,784
Comprehensive income	$4,076	$3,090
______________________

(1)
Amounts are included in gains (losses) on sales and calls of available-for-sale securities, net, in the consolidated statements of net income. Income tax (benefit) expense associated with the reclassification adjustments for the three months ended March 31, 2016 and 2015 was $(101,000) and $461,000, respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2016 and 2015 (unaudited)

	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2014	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income	—	—	—	—	1,306	1,784	3,090
ESOP shares committed to be released	—	—	59	189	—	—	248
Balance at March 31, 2015	28,466,813	$285	$281,094	$(21,825)	$151,029	$4,361	$414,944

Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	1,667	2,409	4,076
ESOP shares committed to be released	—	—	75	190	—	—	265
Common stock dividends paid ($0.02 per common share)	—	—	—	—	(495)	—	(495)
Repurchase of common stock	(730,040)	(7)	(10,307)	—	—	—	(10,314)
Restricted stock grants	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(7,500)	—	—	—	—	—	—
Share-based compensation expense	—	—	1,195	—	—	—	1,195
Balance at March 31, 2016	27,786,642	$269	$260,041	$(21,065)	$157,090	$(2,779)	$393,556

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,667	$1,306
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (credit) for loan losses	(27)	279
Net amortization of securities	854	959
Losses (gains) on sales and calls of available-for-sale securities, net	289	(1,318)
Gains on calls of held-to-maturity securities	(45)	—
Proceeds from sale of loans originated for sale	7,415	7,192
Loans originated for sale	(9,621)	(5,795)
Gains on sale of residential loans, net	(234)	(93)
Net amortization (accretion) of deferred loan origination costs and discounts	112	(97)
Depreciation and amortization of premises and equipment	476	430
Amortization of core deposit intangible	342	437
Bank-owned life insurance income	(257)	(253)
ESOP expense	265	248
Deferred tax expense	598	—
Share-based compensation expense	1,195	—
Net change in:
Accrued interest receivable	(244)	(360)
Other assets	(8,090)	(4,628)
Accrued expenses and other liabilities	7,470	(12,096)
Net cash provided by (used in) operating activities	2,165	(13,789)
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(19,322)	(90,303)
Sales	15,456	68,042
Maturities/calls	250	5,100
Principal paydowns	594	7,261
Activity in securities held to maturity:
Purchases	(9,238)	—
Maturities/calls	6,085	—
Principal paydowns	6,295	—
Loan originations and purchases, net of paydowns	(43,222)	(43,002)
Proceeds from residential portfolio loan sales	7,831	5,573
Net purchases of premises and equipment	(560)	(511)
Purchase of FHLBB stock	(2,570)	—
Net cash used in investing activities	(38,401)	(47,840)

(continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Three Months Ended
	March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	51,065	7,669
Net change in brokered deposits	(309)	825
Net change in short-term borrowings	(35,000)	30,000
Proceeds from long-term debt	30,000	—
Repurchase of common stock	(10,314)	—
Common stock dividends paid	(495)	—
Net cash provided by financing activities	34,947	38,494
Net change in cash and cash equivalents	(1,289)	(23,135)
Cash and cash equivalents at beginning of year	33,298	60,146
Cash and cash equivalents at end of period	$32,009	$37,011
Supplementary information:
Interest paid	$2,803	$2,025
Income taxes paid, net of refunds	65	1,340
Portfolio loans transferred to loans held for sale designation	—	4,372
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. ("the Company") and its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank ("the Bank"), the principal operating entity, and the Bank's wholly-owned subsidiaries, HP Security Corporation and B.H. Security Corporation, which are Massachusetts security corporations, and 1196 Corporation, which holds a restricted stock. All significant intercompany balances and transactions have been eliminated in consolidation.
The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and Article 8 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's annual report on Form 10-K.
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
Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. For portfolios for which the Company had no prior loss experience, the national peer group losses for relevant portfolios generally over the years 2008-2015 were used. Charge-off factors are updated at least quarterly and management assesses them quantitatively on a quarterly basis. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

General component
The general component of the allowance for loan losses is based on extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars for periods ranging from 2008-2015, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.
The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:
Residential real estate - The Company does not generally originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. When the Company does extend credit either on a first- or second-lien basis at a loan-to-value ratio greater than 80 percent, such loans are supported by either mortgage insurance or state guarantee programs. All loans in this segment are collateralized by owner-occupied, 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The health of the national economy, including unemployment rates and housing prices, will have an effect on the credit quality of loans in this segment.
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
Consumer - Loans in this segment primarily include used auto loans. A significant portion of the used auto loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio has generated minimal charge-offs, the provisions for loan losses reflect management’s estimate of inherent losses based on a review of national historical losses of other institutions with similar portfolios.
Allocated component
The allocated component relates to loans that are on the watch list (partially charged-off loans, non-accruing loans and accruing adversely-rated loans) and considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.
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

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include:

Minimum statutory withholding requirements – One of the previous requirements for an award to qualify for equity classification is that an entity cannot partially settle the award in cash in excess of the employer’s minimum statutory withholding requirements. The determination of employees’ minimum statutory withholding amount has been difficult for some entities. Under the ASU, the threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the ASU provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity on the statement of cash flows.

Accounting for forfeitures – Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share based payment awards. Forfeitures can be estimated, as required today, or recognized when they occur. Estimates of forfeitures will still be required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination. If elected, the change to recognize forfeitures when they occur needs to be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to opening retained earnings.

Accounting for income taxes – Currently, excess tax benefits are recognized in additional paid-in capital. Tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Per the ASU, all excess tax benefits and tax deficiencies would be recognized as income tax expense or benefit in the income statement. An entity also would recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Further, excess tax benefits would not be separated from other income tax cash flows and thus would be classified along with other cash flows as an operating activity.

The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any organization in any interim or annual period. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed	$12,596	$14	$(102)	$12,508
Other asset-backed	10,054	1	(282)	9,773
Total mortgage- and other asset-backed securities	22,650	15	(384)	22,281
State and political subdivisions	16,736	429	—	17,165
Financial services:
Banks	17,629	236	(20)	17,845
Diversified financials	24,657	697	(66)	25,288
Insurance and REITs	19,072	136	(175)	19,033
Total financial services	61,358	1,069	(261)	62,166
Other corporate:
Industrials	54,894	1,034	(708)	55,220
Utilities	33,416	301	(854)	32,863
Total other corporate	88,310	1,335	(1,562)	88,083
Total debt securities	189,054	2,848	(2,207)	189,695

Marketable equity securities:
Mutual funds:
Global equity	5,000	392	—	5,392
Domestic community	3,216	109	(8)	3,317
Global asset allocation	42,396	1	(3,132)	39,265
Total marketable equity securities	50,612	502	(3,140)	47,974
Total securities available for sale	$239,666	$3,350	$(5,347)	$237,669

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
U.S. Treasury	$624	$2	$—	$626
Government-sponsored enterprises	22,188	179	—	22,367
Government-sponsored mortgage-backed and collateralized mortgage obligations	158,128	1,289	(35)	159,382
SBA asset-backed securities	15,638	45	(49)	15,634
Total securities held to maturity	$196,578	$1,515	$(84)	$198,009

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$13,126	$—	$(195)	$12,931
Other asset-backed securities	11,395	—	(142)	11,253
Total other mortgage- and asset-backed securities	24,521	—	(337)	24,184
State and political subdivisions	16,016	354	(55)	16,315
Financial services:
Banks	18,813	138	(90)	18,861
Diversified financials	23,124	349	(173)	23,300
Insurance and REITs	16,883	1	(282)	16,602
Total financial services	58,820	488	(545)	58,763
Other corporate:
Industrials	55,470	306	(1,244)	54,532
Utilities	31,952	7	(1,639)	30,320
Total other corporate	87,422	313	(2,883)	84,852
Total debt securities	186,779	1,155	(3,820)	184,114

Marketable equity securities:
Mutual funds:
Global equity	5,000	388	—	5,388
Domestic community	3,216	70	(13)	3,273
Global asset allocation	42,396	3	(3,484)	38,915
Total marketable equity securities	50,612	461	(3,497)	47,576
Total securities available for sale	$237,391	$1,616	$(7,317)	$231,690

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
U.S. Treasury	$636	$—	$(2)	$634
Government-sponsored enterprises	28,256	94	(126)	28,224
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,232	10	(832)	154,410
SBA asset-backed securities	16,017	—	(59)	15,958
Total securities held to maturity	$200,141	$104	$(1,019)	$199,226

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At March 31, 2016, there are $501,000 of net holding gains remaining in accumulated other comprehensive loss.

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2016 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$7,670	$7,682	$5,629	$5,635
After 1 year through 5 years	84,677	85,858	11,201	11,229
After 5 years through 10 years	65,390	65,115	5,982	6,129
After 10 years	8,667	8,759	—	—
	166,404	167,414	22,812	22,993
Mortgage- and asset-backed securities and collateralized mortgage obligations	22,650	22,281	173,766	175,016
	$189,054	$189,695	$196,578	$198,009

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

For the three months ended March 31, 2016 and 2015, proceeds from sales of securities available for sale amounted to $15.5 million and $68.0 million, respectively. Gross realized gains amounted to $133,000 and $1.3 million, respectively, and gross realized losses amounted to $422,000 and $35,000, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed	$(33)	$3,410	$(69)	$7,320
Other asset-backed	(77)	4,128	(205)	3,704
Total mortgage- and other asset-backed securities	(110)	7,538	(274)	11,024
Financial services:
Banks	(20)	5,345	—	—
Diversified financials	(66)	1,779	—	—
Insurance and REITs	(116)	7,916	(59)	1,004
Total financial services	(202)	15,040	(59)	1,004
Other corporate:
Industrials	(479)	12,959	(229)	2,152
Utilities	(809)	17,944	(45)	760
Total other corporate	(1,288)	30,903	(274)	2,912
Total debt securities	(1,600)	53,481	(607)	14,940
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(8)	458
Global asset allocation	(3,132)	38,901	—	—
Total marketable equity securities	(3,132)	38,901	(8)	458
Total temporarily impaired available-for-sale securities	$(4,732)	$92,382	$(615)	$15,398

Securities Held to Maturity:
Debt securities:
Government-sponsored mortgage-backed and collateralized mortgage obligations	$(35)	$12,240	$—	$—
SBA asset-backed securities	(49)	5,234	—	—
Total temporarily impaired held-to-maturity securities	$(84)	$17,474	$—	$—

At March 31, 2016, multiple debt securities have unrealized losses with aggregate depreciation of 3.3% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2016.

At March 31, 2016, the Company had several mutual funds with unrealized losses of $3.1 million, or 8.7% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	$(84)	$5,166	$(111)	$7,765
Other asset-backed securities	(142)	11,253	—	—
Total other mortgage- and asset-backed securities	(226)	16,419	(111)	7,765
State and political subdivisions	(55)	3,324		—
Financial services:
Banks	(90)	14,070	—	—
Diversified financials	(173)	15,397	—	—
Insurance and REITs	(282)	14,487	—	—
Total financial services	(545)	43,954	—	—
Other corporate:
Industrials	(957)	43,848	(287)	395
Utilities	(1,387)	25,353	(252)	1,618
Total other corporate	(2,344)	69,201	(539)	2,013
Total debt securities	(3,170)	132,898	(650)	9,778
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(13)	453
Global asset allocation	(3,484)	36,609	—	—
Total marketable equity securities	(3,484)	36,609	(13)	453
Total temporarily impaired securities	$(6,654)	$169,507	$(663)	$10,231

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$(2)	$634	$—	$—
Government-sponsored enterprises	(126)	14,084	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(832)	144,820	—	—
SBA asset-backed securities	(59)	15,958	—	—
Total temporarily impaired held-to-maturity securities	$(1,019)	$175,496	$—	$—

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES
A summary of the balances of loans follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Real estate:
1-4 family residential	$619,528	$599,938
Home equity	80,291	77,399
Commercial real estate	587,504	561,203
Construction	92,884	79,773
	1,380,207	1,318,313
Commercial business	169,112	182,677
Consumer	36,214	38,186
Total loans	1,585,533	1,539,176
Allowance for loan losses	(16,985)	(17,102)
Discount and fair value adjustments on purchased loans	(1,941)	(1,959)
Deferred loan costs and fees, net	3,365	3,160
Loans, net	$1,569,972	$1,523,275

Activity in the allowance for loan losses for the three months ended March 31, 2016 and 2015, and allocation of the allowance to loan segments as of March 31, 2016 and December 31, 2015, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	(251)	(19)	191	258	(148)	(55)	(3)	(27)
Loans charged-off	—	—	—	—	(105)	(18)	—	(123)
Recoveries	—	—	—	—	33	—	—	33
Allowance at March 31, 2016	$3,665	$617	$7,338	$1,622	$2,619	$699	$425	$16,985

Three Months Ended March 31, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	(7)	40	171	120	(78)	25	8	279
Loans charged-off	—	—	—	—	—	(14)	—	(14)
Recoveries	—	—	—	—	—	—	—	—
Allowance at March 31, 2015	$3,215	$380	$3,722	$1,176	$3,332	$747	$666	$13,238

Additional information pertaining to the allowance for loan losses at March 31, 2016 and December 31, 2015 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
March 31, 2016
Allowance related to impaired loans	$—	$—	$47	$—	$—	$—	$—	$47
Allowance related to non-impaired loans	3,665	617	7,291	1,622	2,619	699	425	16,938
Total allowance for loan losses	$3,665	$617	$7,338	$1,622	$2,619	$699	$425	$16,985
Impaired loans	$6,527	$311	$4,317	$—	$—	$208	$—	$11,363
Non-impaired loans	613,001	79,980	583,187	92,884	169,112	36,006	—	1,574,170
Total loans	$619,528	$80,291	$587,504	$92,884	$169,112	$36,214	$—	$1,585,533
December 31, 2015
Allowance related to impaired loans	$—	$—	$384	$—	$10	$10	$—	$404
Allowance related to non-impaired loans	3,916	636	6,763	1,364	2,829	762	428	16,698
Total allowance for loan losses	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Impaired loans	$6,114	$270	$4,631	$—	$10	$145	$—	$11,170
Non-impaired loans	593,824	77,129	556,572	79,773	182,667	38,041	—	1,528,006
Total loans	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$—	$1,539,176

The following is a summary of past due and non-accrual loans, by loan class, at March 31, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2016
Real estate:
1-4 family residential	$2,330	$87	$906	$3,323	$6,105
Home equity	1,503	185	182	1,870	311
Commercial real estate	13,740	—	—	13,740	4,317
Commercial business	20	9	—	29	—
Consumer	137	105	109	351	208
Total	$17,730	$386	$1,197	$19,313	$10,941

December 31, 2015
Real estate:
1-4 family residential	$2,287	$—	$990	$3,277	$5,688
Home equity	1,031	19	176	1,226	270
Commercial real estate	—	1,249	—	1,249	$4,631
Commercial business	23	—	—	23	$10
Consumer	3	80	120	203	$145
Total	$3,344	$1,348	$1,286	$5,978	$10,744
There were no loans past due 90 days or more and still accruing interest at March 31, 2016 and December 31, 2015.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2016	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,527	$7,237	$—
Home equity	311	470	—
Consumer	208	224	—
Total	7,046	7,931	—

Impaired loans with a valuation allowance:
Commercial real estate	4,317	4,359	47
Total	4,317	4,359	47

Total impaired loans	$11,363	$12,290	$47

December 31, 2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,114	$6,824	$—
Home equity	270	425	—
Consumer	35	39	—
Total	6,419	7,288	—

Impaired loans with a valuation allowance:
Commercial real estate	4,631	4,631	384
Commercial business	10	11	10
Consumer	110	110	10
Total	4,751	4,752	404

Total impaired loans	$11,170	$12,040	$404

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2016	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,321	$73
Home equity	290	4
Consumer	177	2

Impaired loans with a valuation allowance:
Commercial real estate	4,474	42
Commercial	5	—
Total	$11,267	$121

Three Months Ended March 31, 2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,557	$67
Home Equity	578	6
Consumer	28	—
Total	$5,163	$73

No additional funds are committed to be advanced in connection with impaired loans.
There were no troubled debt restructurings recorded during the three months ended March 31, 2016.
There were two troubled debt restructurings recorded during the three months ended March 31, 2015, consisting of two residential real estate loans that had pre-modification recorded investments totaling $477,000 and post modification recorded investments of $492,000. Such loans were modified to capitalize past due interest.
There were no troubled debt restructurings that defaulted during the three months ended March 31, 2016 and 2015, for which default was within one year of the restructure date.
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

The following tables present the Company’s loans by risk rating at March 31, 2016 and December 31, 2015:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
March 31, 2016
Loans rated 1 - 6	$1,938	$330	$573,402	$92,884	$162,779	$5	$831,338
Loans rated 7	4,432	339	8,224	—	3,300	—	16,295
Loans rated 8	2,031	144	5,878	—	3,033	133	11,219
Loans rated 9	699	—	—	—	—	—	699
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	610,428	79,478	—	—	—	36,076	725,982
	$619,528	$80,291	$587,504	$92,884	$169,112	$36,214	$1,585,533
December 31, 2015
Loans rated 1 - 6	$1,950	$465	$548,360	$79,773	$181,792	$6	$812,346
Loans rated 7	4,461	321	7,765	—	874	—	13,421
Loans rated 8	1,592	144	5,078	—	—	149	6,963
Loans rated 9	701	—	—	—	11	—	712
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	591,234	76,469	—	—	—	38,031	705,734
	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$1,539,176

NOTE 5 - INTEREST RATE SWAP AGREEMENTS
The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been generally limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets or accrued expenses and other liabilities as appropriate. Changes in the fair value of these agreements are recorded in miscellaneous income in the consolidated statements of net income.

The table below presents information about derivative financial instruments not designated as hedging instruments at March 31, 2016 and December 31, 2015.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
March 31, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$323,120	$16,537	$323,120	$17,305
Other contracts	16,221	36	13,729	116
Total derivatives	$339,341	$16,573	$336,849	$17,421
December 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$282,546	$7,956	$282,546	$8,411
Other contracts	8,300	6	12,698	78
Total derivatives	$290,846	$7,962	$295,244	$8,489

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

NOTE 6 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
NOW and demand	$285,391	$288,143
Regular savings	283,586	287,344
Money market	408,591	368,050
Brokered money market	46,673	41,807
Total non-certificate accounts	1,024,241	985,344

Term certificates of $250,000 or more	72,318	65,364
Term certificates less than $250,000	256,694	246,614
Brokered term certificates	131,352	136,527
Total certificate accounts	460,364	448,505
Total deposits	$1,484,605	$1,433,849

At March 31, 2016, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$245,014	0.66%
1-2 years	80,638	1.13
2-3 years	50,644	1.47
3-4 years	61,092	1.97
4 years and beyond	22,976	1.84
	$460,364	1.06%

NOTE 7 - FAIR VALUE MEASUREMENTS
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
Securities: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include U.S. Treasury securities and marketable equity securities. All other securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.
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

Borrowings: The fair value of borrowings are estimated using discounted cash flow analyses based on the current incremental borrowing rates in the market for similar types of borrowing arrangements.

Derivative instruments: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2016 and December 31, 2015, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2016
Assets
Securities available for sale:
Debt securities	$—	$189,695	$—	$189,695
Marketable equity securities	47,974	—	—	47,974
Derivative assets	—	16,573	—	16,573
Total assets	$47,974	$206,268	$—	$254,242
Liabilities
Derivative liabilities	$—	$17,421	$—	$17,421

December 31, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,114	$—	$184,114
Marketable equity securities	47,576	—	—	47,576
Derivative assets	—	7,962	—	7,962
Total assets	$47,576	$192,076	$—	$239,652
Liabilities
Derivative liabilities	$—	$8,489	$—	$8,489

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. At March 31, 2016, there were four impaired loans measured at fair value on a non-recurring basis using level 3 inputs, in the amount of $4.5 million, with net gains on these loans for the three months ended March 31, 2016 amounting to $221,000. At March 31, 2015, there were no assets measured at fair value on a non-recurring basis. At March 31, 2016 and December 31, 2015 there were no liabilities measured at fair value on a non-recurring basis.
Gains and losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions. The losses applicable to impaired loans are not recorded as a direct adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

Summary of fair values of financial instruments
The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2016
Financial assets:
Cash and cash equivalents	$32,009	$32,009	$—	$—	$32,009
Securities available for sale	237,669	47,974	189,695	—	237,669
Securities held to maturity	196,578	—	198,542	—	198,009
Federal Home Loan Bank stock	16,137	—	—	16,137	16,137
Loans and loans held for sale	1,573,898	—	—	1,580,426	1,580,426
Accrued interest receivable	5,588	—	—	5,588	5,588
Financial liabilities:
Deposits	1,484,605	—	—	1,487,494	1,487,494
Borrowings	255,000	—	254,733	—	254,733
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	16,573	—	16,573	—	16,573
Liabilities	17,421	—	17,421	—	17,421

December 31, 2015
Financial assets:
Cash and cash equivalents	$33,298	$33,298	$—	$—	$33,298
Securities available for sale	231,690	47,576	184,114	—	231,690
Securities held to maturity	200,141	634	198,592	—	199,226
Federal Home Loan Bank stock	13,567	—	—	13,567	13,567
Loans and loans held for sale	1,536,152	—	—	1,538,809	1,538,809
Accrued interest receivable	5,344	—	—	5,344	5,344
Financial liabilities:
Deposits	1,433,849	—	—	1,434,179	1,434,179
Borrowings	260,000	—	260,244	—	260,244
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	7,962	—	7,962	—	7,962
Liabilities	8,489	—	8,489	—	8,489

NOTE 8 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized loss	$(1,997)	$(5,701)
Tax effect	651	1,945
Net-of-tax amount	(1,346)	(3,756)
Securities held to maturity:
Net unrealized gain on transferred securities	501	571
Tax effect	(172)	(197)
Net-of-tax amount	329	374
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,790)	(2,858)
Tax effect	1,028	1,052
Net-of-tax amount	(1,762)	(1,806)
	$(2,779)	$(5,188)

Changes in accumulated other comprehensive loss, by component, follow:

	Three Months Ended March 31, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2015	$(3,756)	374	$(1,806)	$(5,188)
Other comprehensive income before reclassification adjustments	3,415	—	—	3,415
Reclassification adjustments:
Net realized losses	289	—	—	289
Amortization of actuarial losses	—	—	68	68
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(70)	—	(70)
Tax effects	(1,294)	25	(24)	(1,293)
Net current-period other comprehensive income	2,410	(45)	44	2,409
Balance at March 31, 2016	$(1,346)	$329	$(1,762)	$(2,779)

	Three Months Ended March 31, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2014	$3,392	$—	$(815)	$2,577
Other comprehensive income before reclassification adjustments	4,162	—	—	4,162
Reclassification adjustments:
Net realized gains	(1,318)	—	—	(1,318)
Tax effects	(1,060)	—	—	(1,060)
Net current-period other comprehensive income	1,784	—	—	1,784
Balance at March 31, 2015	$5,176	$—	$(815)	$4,361

NOTE 9 - STOCKHOLDERS' EQUITY

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a new minimum ratio of common equity Tier 1 capital to risk-weighted assets of
4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and includes a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer will be phased in over three years, which began on January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company's capital levels will remain characterized as "well capitalized" throughout the phase in periods. The application of the Capital Conservation Buffer resulted in no limitations to payout of retained earnings as of March 31, 2016.

As of March 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of March 31, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
March 31, 2016
Total capital (to risk weighted assets)	$398,204	23.1%	$138,160	8.0%	172,670	10.0%
Tier 1 capital (to risk weighted assets)	381,219	22.1	103,620	6.0	138,160	8.0
Common equity Tier 1 (to risk weighted assets)	381,219	22.1	77,715	4.5	112,255	6.5
Tier 1 capital (to average assets)	381,219	17.9	85,249	4.0	106,561	5.0
December 31, 2015
Total capital (to risk weighted assets)	$407,444	24.8%	$131,231	8.0%	164,039	10.0%
Tier 1 capital (to risk weighted assets)	390,342	23.8	98,423	6.0	131,231	8.0
Common equity Tier 1 (to risk weighted assets)	390,342	23.8	73,818	4.5	106,625	6.5
Tier 1 capital (to average assets)	390,342	19.6	79,658	4.0	99,573	5.0
Blue Hills Bank:
March 31, 2016
Total capital (to risk weighted assets)	$299,539	17.4%	$137,904	8.0%	$172,380	10.0%
Tier 1 capital (to risk weighted assets)	282,554	16.4	103,428	6.0	137,903	8.0
Common equity Tier 1 (to risk weighted assets)	282,554	16.4	77,571	4.5	112,047	6.5
Tier 1 capital (to average assets)	282,554	13.3	85,218	4.0	106,522	5.0
December 31, 2015
Total capital (to risk weighted assets)	$296,309	18.1%	$130,832	8.0%	$163,540	10.0%
Tier 1 capital (to risk weighted assets)	279,207	17.1	98,124	6.0	130,832	8.0
Common equity Tier 1 (to risk weighted assets)	279,207	17.1	73,593	N/A	106,301	6.5
Tier 1 capital (to average assets)	279,207	14.0	79,867	4.0	99,608	5.0

NOTE 10- EMPLOYEE STOCK OWNERSHIP PLAN

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

	March 31, 2016	December 31, 2015

Allocated	151,824	75,912
Committed to be allocated	18,925	75,912
Unallocated	2,105,921	2,124,846
	2,276,670	2,276,670

The fair value of unallocated shares was approximately $28.8 million and $32.5 million at March 31, 2016 and December 31, 2015, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2016 and March 31, 2015 was $265,000 and $248,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. There were no potentially dilutive common stock equivalents as of March 31, 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
	(In thousands, except share amounts)
Net income applicable to common stock	$1,667	$1,306

Average number of common shares outstanding	27,181,469	28,466,813
Less: Average unallocated ESOP shares	(2,115,383)	(2,192,075)
Average number of common shares outstanding used to calculate basic earnings per common share	25,066,086	26,274,738

Effect of dilutive unvested restricted stock awards	66,355	—
Average number of common shares outstanding used to calculate diluted earnings per common share	25,132,441	26,274,738

Earnings per common share:
Basic	$0.07	$0.05
Diluted	$0.07	$0.05
Options for 2,479,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the period ended March 31, 2016.

NOTE 12 - SHARE-BASED COMPENSATION

Under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total shares reserved for options equaling 2,846,681. Board members may only receive non-qualified stock options. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units is 1,138,673. The vast majority of options and awards vest ratably over five years. The fair value of shares awarded is based on the market price at the date of grant.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of commons stock during the first three months of 2016.

Date of grant	February 29, 2016
Options granted	55,000
Vesting period (years)	5
Expiration date	February 28, 2026
Expected volatility	28.47%
Expected life (years)	6.5
Expected dividend yield	0.58%
Risk free interest rate	1.38%
Fair value per option	$4.02

A summary of the status of the Company's stock option grants for the quarter ended March 31, 2016, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,434,000	$14.07
Granted	55,000	13.80
Forfeited	(10,000)	14.07
Balance at March 31, 2016	2,479,000	$14.06	9.53	$—
Outstanding and expected to vest at March 31, 2016	2,454,401	$14.06	9.53	$—
Exercisable at March 31, 2016	—	$—		$—
Unrecognized compensation cost	$9,489,000
Weighted average remaining recognition period (years)	4.53

For the quarter ended March 31, 2016, share-based compensation expense applicable to the stock options was $511,000, and the recognized tax benefit related to this expense was $125,000. There was no share-based compensation expense related to stock options for the quarter ended March 31, 2015.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted in 2016, 40,000 are performance based.

The following table presents the activity in non-vested stock awards under the Equity Plan for the quarter ended March 31, 2016:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2015	983,175	$14.07
Granted	31,450	13.83
Forfeited	7,500	14.07
Nonvested stock awards at March 31, 2016	1,007,125	$14.06
Unrecognized compensation cost inclusive of directors' fees	$12,828,000
Weighted average remaining recognition period (years)	4.54

For the quarter ended March 31, 2016, share-based compensation expense applicable to restricted stock awards was $684,000, and the recognized tax benefit related to this expense was $243,000. There was no share-based compensation expense related to restricted stock awards for the quarter ended March 31, 2015.

NOTE 13 - SUBSEQUENT EVENTS

On April 12, 2016 the Company signed a lease for the new corporate headquarters in Norwood, with an anticipated opening in late 2016.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition at March 31, 2016 and December 31, 2015, and results of operations for the three months ended March 31, 2016 and 2015, is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, and the Securities and Exchange Commission;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends; and

•	changes in the financial condition or future prospects of issuers of securities that we own.

•	cyber security attacks or intrusions that could adversely impact our businesses

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

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

Total Assets. Total assets increased $47.9 million, or 2.3%, to $2.2 billion at March 31, 2016 from $2.1 billion at December 31, 2015, mainly driven by loan growth.

Loans. Net loans grew $46.7 million, or 3.1%, from the end of 2015 to $1.6 billion at March 31, 2016. The higher level of net loans was driven primarily by growth in commercial real estate, construction and residential mortgage loans, partially offset by declines in commercial business loans and other consumer loans. The decline in commercial business loans was impacted by seasonality and payoffs.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$619,528	39.07%	$599,938	38.98%
Home equity	80,291	5.06	77,399	5.03
Commercial	587,504	37.05	561,203	36.46
Construction	92,884	5.86	79,773	5.18
Total real estate	1,380,207	87.04	1,318,313	85.65
Commercial business	169,112	10.67	182,677	11.87
Consumer	36,214	2.29	38,186	2.48
Total loans	1,585,533	100.00%	1,539,176	100.00%
Allowance for loan losses	(16,985)		(17,102)
Discount and fair value adjustments on purchased loans	(1,941)		(1,959)
Deferred loan costs, net	3,365		3,160
Loans, net	$1,569,972		$1,523,275

Securities Available for Sale and Securities Held to Maturity. Total securities were $434.2 million at March 31, 2016 compared to $431.8 million at December 31, 2015. Net unrealized losses on securities available for sale were $2.0 million at March 31, 2016 compared to net unrealized losses of $5.7 million at December 31, 2015. The improvement was mainly due to an increase in the value of corporate bonds. On July 31, 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were transfered to held to maturity designation. Held to maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is transferred from available for sale to held to maturity, the fair value at the time of transfer becomes the new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. Prior to this transfer, all securities were carried as available for sale.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At March 31, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and asset-backed securities:
Private label commercial mortgage-backed securities	$12,596	$12,508	$13,126	$12,931
Other asset-backed securities	10,054	9,773	11,395	11,253
Total mortgage- and asset-backed securities	22,650	22,281	24,521	24,184
Other bonds and obligations:
State and political subdivisions	16,736	17,165	16,016	16,315
Financial services:
Banks	17,629	17,845	18,813	18,861
Diversified financials	24,657	25,288	23,124	23,300
Insurance and REITs	19,072	19,033	16,883	16,602
Total financial services	61,358	62,166	58,820	58,763
Other corporate:
Industrials	54,894	55,220	55,470	54,532
Utilities	33,416	32,863	31,952	30,320
Total other corporate	88,310	88,083	87,422	84,852
Total debt securities	189,054	189,695	186,779	184,114
Marketable equity securities:
Mutual funds:
Global equity	5,000	5,392	5,000	5,388
Domestic community	3,216	3,317	3,216	3,273
Global asset allocation	42,396	39,265	42,396	38,915
Total marketable equity securities	50,612	47,974	50,612	47,576
Total securities available for sale	$239,666	$237,669	$237,391	$231,690

Securities held to maturity:
Debt securities:
U.S. Treasury	$624	$626	$636	$634
Government-sponsored enterprises	22,188	22,367	28,256	28,224
Government-sponsored mortgage-backed and collateralized mortgage obligations	158,128	159,382	155,232	154,410
SBA asset-backed securities	15,638	15,634	16,017	15,958
Total securities held to maturity	$196,578	$198,009	$200,141	$199,226

The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and commercial real estate financings.
At March 31, 2016, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.3 million, or 3.9%, to $32.0 million at March 31, 2016 from $33.3 million at December 31, 2015. The decline mainly reflects a lower level of short-term investments.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the first three months of 2016 as a result of current period earnings on such policies. At March 31, 2016, the investment was $31.9 million, compared to $31.6 million at December 31, 2015.

Goodwill and Core Deposit Intangible. At March 31, 2016, goodwill and core deposit intangible assets totaled $11.4 million compared to $11.8 million at December 31, 2015. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2015 is due solely to amortization of the core deposit intangible.
Deposits. Total deposits increased by $50.8 million, or 3.5%, from the end of 2015 to $1.5 billion at March 31, 2016.
The increase from December 31, 2015 was driven by growth in money market deposits of $40.5 million and certificates of deposit of $17.0 million, excluding brokered certificates, which decreased by $5.2 million. All other deposit categories had minor changes. The growth in money market deposits was due, in part, to promotional rate programs. Deposit growth from the end of 2015 was helped by the Company's newest branch in Westwood, which opened in the fourth quarter of 2015. Deposits at this branch grew to $71.6 million at March 31, 2016 from $42.0 million at the end of 2015.
Borrowings. Total borrowings declined by $5.0 million, or 1.9%, from the end of 2015 to $255.0 million at March 31, 2016. Short-term borrowings were $170.0 million at March 31, 2016 compared to $205.0 million at December 31, 2015 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $85.0 million at March 31, 2016 compared to $55.0 million at December 31, 2015 and consisted of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2016 through 2018.
Stockholders' Equity. Total stockholders' equity decreased $5.3 million, or 1.3%, to $393.6 million at March 31, 2016 from $398.8 million at December 31, 2015. The decline in stockholders' equity from the end 2015 reflects the Company's repurchase of its stock and common stock dividends paid. In late February 2016, the Company announced the completion of its first stock repurchase program pursuant to which the Company bought back 1,423,340 shares, representing, approximately, 5% of its them outstanding shares. At the same time, the Board of Directors authorized a second repurchase program for up to 1,119,000 shares of common stock which represents approximately 4% of the Company's issued and outstanding shares. During the first quarter of 2016, the Company repurchased 730,040 shares of stock under both programs at an average price of $14.09 for a total cost of $10.3 million. The Company had 883,000 shares remaining to repurchase at March 31, 2016 under the second repurchase program. Partially offsetting the decline in shareholders' equity from share repurchases were $1.7 million of net income in the first quarter and an improvement in accumulated other comprehensive income related to an increase in the value of available-for-sale securities. The tangible common equity ratio decreased to 17.77% at March 31, 2016 from 18.41% at December 31, 2015.

Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015
General. The Company reported net income of $1.7 million, or $0.07 per diluted share, for the three months ended March 31, 2016 compared to net income of $1.3 million, or $0.05 per diluted share, for the three months ended March 31, 2015.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 34%.

	For the Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(In thousands)
Interest-earning assets:
Total loans	$1,569,240	$13,656	3.50%	$1,178,716	$10,470	3.60%
Securities	430,015	2,368	2.21	422,092	2,221	2.13
Other interest earning assets (1)	36,723	126	1.38	50,603	70	0.56
Total interest-earning assets	2,035,978	16,150	3.19%	1,651,411	12,761	3.13%
Non-interest-earning assets	100,534			97,427
Total assets	$2,136,512			$1,748,838
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$135,367	16	0.05%	$122,226	14	0.05%
Regular savings accounts	286,533	251	0.35	301,135	319	0.43
Money market accounts	430,989	846	0.79	297,359	508	0.69
Certificates of deposit	435,574	1,179	1.09	353,480	922	1.06
Total interest-bearing deposits	1,288,463	2,292	0.72	1,074,200	1,763	0.67
Borrowings	277,857	570	0.83	108,556	254	0.95
Total interest-bearing liabilities	1,566,320	2,862	0.73%	1,182,756	2,017	0.69%
Non-interest-bearing deposits	147,961			125,915
Other non-interest-bearing liabilities	26,473			25,681
Total liabilities	1,740,754			1,334,352
Equity	395,758			414,486
Total liabilities and equity	$2,136,512			$1,748,838

Net interest-earning assets (2)	$469,658			$468,655

Net interest and dividend income (FTE)		13,288			10,744
Less: FTE adjustment		(87)			(79)
Net interest and dividend income (GAAP)		$13,201			$10,665

Net interest rate spread (FTE) (3)			2.46%			2.44%
Net interest margin (FTE) (4)			2.62%			2.64%
Average interest-earning assets to interest-bearing liabilities	129.98%			139.62%
Total deposits cost			0.64%			0.60%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(in thousands)
Interest-earning assets:
Loans	$3,458	$(272)	$3,186
Securities	35	112	147
Other	(15)	71	56
Total interest-earning assets	3,478	(89)	3,389
Interest-bearing liabilities:
NOW accounts	2	—	2
Savings accounts	(14)	(54)	(68)
Money market accounts	198	140	338
Certificates of deposit	201	56	257
Total interest-bearing deposits	387	142	529
Borrowings	352	(36)	316
Total interest-bearing liabilities	739	106	845
Change in net interest and dividend income (FTE)	$2,739	$(195)	$2,544

Net Interest and Dividend Income. Net interest and dividend income on a fully tax equivalent basis was $13.3 million in the first quarter of 2016, up $2.5 million, or 23.7%, from $10.7 million in the first quarter of 2015. Net interest margin declined to 2.62% in the first quarter of 2016 from 2.64% in the first quarter of 2015. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both quarters, net interest income on a fully taxable-equivalent basis increased $2.6 million, or 25.2%, to $13.1 million while net interest margin improved one basis point to 2.65%. The improvement in net interest income mainly reflects an increase in average loans. Net interest income and margin were negatively impacted by a 10 basis point drop in loan yield and a 4 basis point increase in the cost of interest-bearing liabilities.

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $3.4 million or 26.6% to $16.2 million for the three months ended March 31, 2016 from $12.8 million for the three months ended March 31, 2015. Interest and fees on loans on a fully tax equivalent basis grew $3.2 million, or 30.4%, to $13.7 million in the three months ended March 31, 2016 from $10.5 million in the first quarter of 2015. The increase reflects a $390.5 million, or 33.1%, increase in average loans driven mainly by higher levels of commercial real estate and residential mortgage loans. Loan yield declined 10 basis points to 3.50% for the three months ended March 31, 2016 from 3.60% for the three months ended March 31, 2015 due mainly to competitive pricing pressures and a $93,000 decline in Nantucket purchase accounting accretion, partially offset by a benefit in 2016 from repricing floating rate loans following the Federal Reserve's December 2015 rate increase. Interest on securities on a fully taxable-equivalent basis increased $147,000, or 6.6%, to $2.4 million for the three months ended March 31, 2016 from $2.2 million for the three months ended March 31, 2015. The improvement, was due, in part, to a 2015 repositioning of our debt securities portfolio which has resulted in a higher yield.

Interest Expense. Interest expense increased $845,000, or 41.9%, to $2.9 million for the three months ended March 31, 2016 from $2.0 million for the three months ended March 31, 2015. Interest expense on deposits increased $529,000, or 30.0%, to $2.3 million for the three months ended March 31, 2016, from $1.8 million for the three months ended

March 31, 2015. The increase was mainly due to a $214.3 million, or 19.9%, increase in the average balance of interest bearing deposits to $1.3 billion in the first quarter of 2016 driven by higher levels of money market deposits and certificates of deposit. In addition, there was a 5 basis point increase in the cost of interest bearing deposits to 0.72% in the first quarter of 2016 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $570,000 for the three months ended March 31, 2016, compared to $254,000 for the three months ended March 31, 2015. The average balances of borrowings grew $169.3 million, or 156.0%, from the first quarter of 2015 to $277.9 million in the first quarter of 2016. The increase in borrowings was used to help fund the growth in loans. The cost of borrowings declined to 0.83% in the first quarter of 2016 from 0.95% in the first quarter of 2015 as the growth in short-term borrowings outpaced the growth in long-term borrowings.

Provision for Loan Losses. The provision for loan losses was a credit of $27,000 in the first quarter of 2016 compared to a provision of $279,000 in the first quarter of 2015. The provision for loan losses reflects management’s assessment of risks inherent in the loan portfolio. The first quarter of 2016 includes the reduction of a significant portion of a specific reserve established in the fourth quarter of 2015 against loans secured by one income property as the borrower made payments. In addition, the quarterly reassessment of the qualitative factor components of the reserve methodology, especially those associated with 1-4 family residential lending, resulted in a lower allowance/loans ratio. The allowance for loan losses as a percentage of total loans declined to 1.07% at March 31, 2016 from 1.12% at March 31, 2015. The continued reassessment of these factors, along with the ultimate migration of historical loss rates from national FDIC data to our own experience will continue to impact our provision in the future. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 2.5% of the total allowance for loan losses at March 31, 2016 and December 31, 2015.

Non-interest Income. Non-interest income declined $807,000, or 37.0%, from the first quarter of 2015 to $1.4 million in the first quarter of 2016. The decline reflects realized securities gains of $1.3 million in the first quarter of 2015 compared to losses of $244,000 in the first quarter of 2016. This was partially offset by a $635,000 increase in loan level derivative income due to higher fees received from commercial loan customers who opted to convert their loans from floating to fixed rate via interest rate swaps. In addition, mortgage banking income increased $143,000.

Non-interest Expense. Non-interest expense amounted to $12.1 million in the first quarter of 2016 compared to $10.6 million in the first quarter of 2015. The major factor driving this increase is the recording of $1.2 million of expense in the first quarter of 2016 related to share-based compensation expense under the Equity Incentive Plan. As previously disclosed, at the Company’s 2015 Annual Shareholders Meeting held on September 3, 2015, shareholders approved the Company's 2015 Equity Incentive Plan and, on October 7, 2015, the Company granted 983,175 restricted stock awards and 2,434,000 stock options subject to vesting provisions. Approximately 80% of the expense related to the Equity Incentive Plan is included in salaries and benefits expense and the remainder in directors' fees. Beyond that item, the new Westwood branch, which opened in the fourth quarter of last year, contributed just under $300,000 to the growth in noninterest expense.

Income Tax Provision. The Company recorded an income tax provision of $870,000 in the first quarter of 2016 and had an effective tax rate in the quarter of 34.3% on pre-tax income of $2.5 million. In the first quarter of 2015, the Company recorded an income tax provision of $638,000 and had an effective tax rate of 32.8% on pre-tax income of $1.9 million. The tax provision in any period is a function of the level of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At March 31, 2016
Real estate loans and lines:
1-4 family residential	1	$87	5	$906	6	$993
Home equity	4	185	3	182	7	367
Total real estate loans and lines	5	272	8	1,088	13	1,360
Commercial business	1	9	—	—	1	9
Consumer loans	1	105	2	109	3	214
Total loans	7	$386	10	$1,197	17	$1,583
At December 31, 2015
Real estate loans and lines:
1-4 family residential	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate	1	1,249	—	—	1	1,249
Total real estate loans and lines	2	1,268	7	1,166	9	2,434
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at March 31, 2016 and December 31, 2015.

	At March 31, 2016	At December 31, 2015
	(In thousands)
Non-accrual loans:
1-4 family residential	$6,105	$5,688
Home equity loans and lines	311	270
Commercial real estate	4,317	4,631
Commercial business	—	10
Consumer	208	145
Total non-accrual loans	$10,941	$10,744

Ratios:
Non-accrual loans to total loans	0.69%	0.70%
Non-performing assets to total assets	0.51%	0.51%

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

	At March 31, 2016	At December 31, 2015
	(In thousands)

Performing troubled debt restructurings	$146	$148
Non-accrual troubled debt restructurings	1,173	1,183
Total	$1,319	$1,331

Ratios:
Performing troubled debt restructurings as a % of total loans	0.01%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.07%	0.08%
Total troubled debt restructurings as a % of total loans	0.08%	0.09%
The following table sets forth the amounts of criticized loans as of the dates indicated.

	At March 31, 2016	At December 31, 2015
	(In thousands)
Classified loans:
Substandard	$11,219	$6,963
Doubtful	699	712
Loss	—	—
Total classified loans	11,918	7,675
Special mention	16,295	13,421
Total criticized loans	$28,213	$21,096

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2016, there were $16.3 million of assets designated as special mention compared to $13.4 million at December 31, 2015. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 1.07% at March 31, 2016 from 1.11% at December 31, 2015. As noted above, the decline was the result of the quarterly reassessment of the qualitative factor components of the reserve methodology, especially those associated with 1-4 family residential lending, and a reduction of a specific reserve. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$17,102	$12,973
Charge-offs:
Commercial business	(105)	—
Consumer loans	(18)	(14)
Total charge-offs	(123)	(14)
Recoveries:
Commercial business	33	—
Total recoveries	33	—
Net charge-offs	(90)	(14)
Provision (credit) for loan losses	(27)	279
Balance at end of period	$16,985	$13,238
Ratios:
Net charge-offs to average loans outstanding	0.02%	—%
Allowance for loan losses to non-accrual loans at end of period	155%	278%
Allowance for loan losses to total loans at end of period (1)	1.07%	1.12%

(1)	Total loans does not include deferred costs or discounts.
The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At March 31, 2016		At December 31, 2015
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(In thousands)
Real estate:
1-4 family residential	$3,665	39.07%	$3,916	38.98%
Home equity	617	5.06%	636	5.03
Commercial	7,338	37.05%	7,147	36.46
Construction	1,622	5.86%	1,364	5.18
Commercial business loans	2,619	10.67%	2,839	11.87
Consumer loans	699	2.29%	772	2.48
Total allocated allowance	16,560	100.00%	16,674	100.00%
Unallocated	425		428
Total	$16,985		$17,102

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
As of March 31, 2016, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	1.2%
-100	0.6%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at March 31, 2016, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.2% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.6% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2016 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 9.0% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.8% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At March 31, 2016, there were $255.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $266.3 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At March 31, 2016, the market value of collateral pledged consisted of $672.2 million of residential and commercial mortgage loans and $19.4 million of U.S. government and government-sponsored securities.

At March 31, 2016, the Company also had $39.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at March 31, 2016.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2016, cash and cash equivalents totaled $32.0 million, which was down from $33.3 million at December 31, 2015.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $50.8 million during the three months ended March 31, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $5.0 million for the three months ended March 31, 2016.

At March 31, 2016, we had $135.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $262.4 million in unused lines of credit to borrowers and letters of credit and $58.7 million in undisbursed construction loans. Certificates of deposit due within one year of March 31, 2016 totaled $245.0 million, or 16.5% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of March 31, 2016 totaled $127.4 million, or 8.6% of total deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On May 7, 2014, a complaint was filed with the U.S. Department of Labor’s Occupational Safety and Health Administration (“OSHA”) by a former employee terminated by Blue Hills Bank in October 2013 by which the former employee alleged retaliatory employment practices in violation of the whistleblower provisions of the Consumer Financial Protection Act of 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Sarbanes-Oxley Act. The OSHA complaint requested reinstatement of the employee, payment with interest of foregone compensation, including bonuses and employee benefits, medical expenses and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bank responded to this complaint in a timely manner, and denied all such claims. This complaint was dismissed on March 16, 2016.
On December 30, 2014, the same former employee filed a complaint in U.S. Federal District Court of Massachusetts, based on the same general factual allegations. This complaint alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act. By this complaint, the former employee requested payment with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in these complaints to be completely without merit and are defending this action in the Federal District Court.

Item 1A.	Risk Factors

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on March 9, 2016. As of March 31, 2016 the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Company announced that the Board of Directors authorized and regulators approved a stock repurchase program pursuant to which the Company would purchase up to 1,423,340 shares of its common stock, which represented approximately 5% of the Company's then issued and outstanding shares. During 2015, the Company repurchased 929,300 shares of common stock at an average price per share of $14.08 for a total cost of $13.1 million. Repurchased shares are returned to the status of authorized but unissued shares. The Company had 494,040 shares remaining to repurchase at December 31, 2015 under the original repurchase plan announced in July of 2015. On February 26, 2016, the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4%, or 1,119,000 shares, of the Company's issued and outstanding shares.  This program did not require permission from the Massachusetts Commissioner of Banks since it is being used to fund employee stock benefit plans. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plans:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

January 1, 2016-January 31, 2016	104,500	$14.53	104,500	389,540
February 1, 2016-February 29, 2016	385,000	$14.20	385,000	1,123,540
March 1, 2016-March 31, 2016	240,540	$13.72	240,540	883,000
	730,040	$14.09	730,040	883,000

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income for the three months ended March 31, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: May 6, 2016	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: May 6, 2016	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer