Form 10-Q
period 2016-06-30
Blue Hills Bancorp, Inc.
filed 2016-08-04
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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
YES [   ]     NO [X]
As of August 1, 2016, there were 27,336,342 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015	2
	Consolidated Statements of Net Income for the Three and Six Months Ended June 30, 2016 and 2015	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2016 and 2015	4
	Consolidated Statements of Changes in Stockholders' Equity for the Six Months Ended June 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.
	Controls and Procedures	47

	Part II. Other Information
Item 1.
	Legal Proceedings	48
Item 1A.
	Risk Factors	48
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.
	Defaults upon Senior Securities	49
Item 4.
	Mine Safety Disclosures	49
Item 5.
	Other Information	49
Item 6.
	Exhibits	49

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$13,710	$10,932
Short-term investments	29,485	22,366
Total cash and cash equivalents	43,195	33,298
Securities available for sale, at fair value	204,973	231,690
Securities held to maturity, at amortized cost	196,454	200,141
Federal Home Loan Bank stock, at cost	12,833	13,567
Loans held for sale	6,097	12,877
Loans, net of allowance for loan losses of $18,079 at June 30, 2016 and $17,102 at December 31, 2015	1,667,059	1,523,275
Premises and equipment, net	20,136	20,015
Accrued interest receivable	5,640	5,344
Goodwill	9,160	9,160
Core deposit intangible	1,965	2,625
Net deferred tax asset	8,958	10,665
Bank-owned life insurance	31,558	31,626
Other assets	32,733	20,060
Total assets	$2,240,761	$2,114,343
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$156,849	$153,155
Interest bearing	1,444,057	1,280,694
Total deposits	1,600,906	1,433,849
Short-term borrowings	130,000	205,000
Long-term debt	85,000	55,000
Accrued expenses and other liabilities	32,903	21,665
Total liabilities	1,848,809	1,715,514

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 27,397,842 and 28,492,732 issued and outstanding at June 30, 2016 and December 31, 2015, respectively)	265	276
Additional paid-in capital	255,781	269,078
Unearned compensation-ESOP	(20,876)	(21,255)
Retained earnings	157,714	155,918
Accumulated other comprehensive loss	(932)	(5,188)
Total stockholders' equity	391,952	398,829
Total liabilities and stockholders' equity	$2,240,761	$2,114,343
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$14,138	$10,759	$27,741	$21,186
Interest on securities	2,037	2,237	4,332	4,373
Dividends	155	112	294	212
Other	26	22	52	41
Total interest and dividend income	16,356	13,130	32,419	25,812
Interest expense:
Interest on deposits	2,484	1,745	4,776	3,508
Interest on borrowings	556	270	1,126	524
Total interest expense	3,040	2,015	5,902	4,032
Net interest and dividend income	13,316	11,115	26,517	21,780
Provision for loan losses	1,113	544	1,086	823
Net interest income, after provision for loan losses	12,203	10,571	25,431	20,957
Non-interest income:
Deposit account fees	307	335	624	668
Interchange and ATM fees	393	377	740	703
Mortgage banking	531	83	775	184
Loan level derivative income	322	770	961	774
Gains on sales and calls of available-for-sale securities	664	267	375	1,585
Gains on calls of held-to-maturity securities	—	—	45	—
Bank-owned life insurance income	257	252	514	505
Bank-owned life insurance death benefit gains	209	—	209	—
Miscellaneous	128	393	(55)	242
Total non-interest income	2,811	2,477	4,188	4,661
Non-interest expense:
Salaries and employee benefits	7,138	5,641	14,023	11,130
Occupancy and equipment	1,653	1,464	3,272	2,962
Data processing	803	843	1,564	1,662
Professional fees	678	667	1,159	1,299
Advertising	719	562	1,251	1,062
FDIC deposit insurance	352	253	698	545
Directors’ fees	399	93	737	217
Amortization of core deposit intangible	318	414	660	851
Other general and administrative	875	723	1,639	1,558
Total non-interest expense	12,935	10,660	25,003	21,286
Income before income taxes	2,079	2,388	4,616	4,332
Provision for income taxes	721	689	1,591	1,327
Net income	$1,358	$1,699	$3,025	$3,005

Earnings per common share:
Basic	$0.06	$0.06	$0.12	$0.11
Diluted	$0.05	$0.06	$0.12	$0.11
Weighted average shares outstanding:
Basic	24,575,211	26,293,560	24,817,260	26,284,201
Diluted	24,699,794	26,293,560	24,912,729	26,284,201
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$1,358	$1,699	$3,025	$3,005
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	3,512	(4,793)	6,927	(631)
Reclassification adjustment for net gains realized in net income (1)	(664)	(267)	(375)	(1,585)
Net change in unrealized gains (losses)	2,848	(5,060)	6,552	(2,216)
Tax effect	(994)	1,864	(2,288)	804
Net-of-tax amount	1,854	(3,196)	4,264	(1,412)
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available-for-sale (2)	(79)	—	(149)	—
Tax effect	28	—	53	—
Net-of-tax amount	(51)	—	(96)	—
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	68	56	136	56
Tax effect	(24)	(22)	(48)	(22)
Net-of-tax amount	44	34	88	34
Other comprehensive income (loss)	1,847	(3,162)	4,256	(1,378)
Comprehensive income (loss)	$3,205	$(1,463)	$7,281	$1,627
______________________

(1)
Amounts are included in gains on sales and calls of available-for-sale securities, net, in the consolidated statements of net income. Income tax expense associated with the reclassification adjustments for the three months ended June 30, 2016 and 2015 was $231,000 and $96,000, respectively. Income tax expense associated with the reclassification adjustments for the six months ended June 30, 2016 and 2015 was $131,000 and $557,000, respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2016 and 2015 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2014	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income (loss)	—	—	—	—	3,005	(1,378)	1,627
ESOP shares committed to be released	—	—	129	379	—	—	508
Balance at June 30, 2015	28,466,813	$285	$281,164	$(21,635)	$152,728	$1,199	$413,741

Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	3,025	4,256	7,281
ESOP shares committed to be released	—	—	162	379	—	—	541
Common stock dividends paid ($0.05 per common share)	—	—	—	—	(1,229)	—	(1,229)
Repurchase of common stock	(1,116,940)	(11)	(15,840)	—	—	—	(15,851)
Restricted stock grants	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(9,400)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,381	—	—	—	2,381
Balance at June 30, 2016	27,397,842	$265	$255,781	$(20,876)	$157,714	$(932)	$391,952

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$3,025	$3,005
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,086	823
Net amortization of securities	1,836	1,894
Gains on sales and calls of available-for-sale securities, net	(375)	(1,585)
Gains on calls of held-to-maturity securities	(45)	—
Net change in loans held for sale	(4,637)	10,969
Net amortization (accretion) of deferred loan origination costs and discounts	257	(91)
Depreciation and amortization of premises and equipment	951	862
Amortization of core deposit intangible	660	851
Bank-owned life insurance income	(723)	(505)
ESOP expense	541	508
Deferred tax expense	(576)	—
Share-based compensation expense	2,381	—
Net change in:
Accrued interest receivable	(296)	(445)
Other assets	(12,673)	3,656
Accrued expenses and other liabilities	11,374	(2,066)
Net cash provided by operating activities	2,786	17,876
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(30,305)	(126,698)
Sales	60,194	86,721
Maturities/calls	1,450	5,100
Principal paydowns	1,233	16,972
Activity in securities held to maturity:
Purchases	(23,366)	—
Maturities/calls	11,085	—
Principal paydowns	15,100	—
Loan originations and purchases, net of paydowns	(144,316)	(129,686)
Proceeds from residential portfolio loan sales	10,606	7,608
Net purchases of premises and equipment	(1,072)	(1,043)
Purchase of FHLBB stock	(2,855)	—
Redemption of FHLBB stock	3,589	—
Proceeds from bank-owned life insurance death benefit	791	—
Net cash used in investing activities	(97,866)	(141,026)
(continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Six Months Ended
	June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	163,195	35,813
Net change in brokered deposits	3,862	25,593
Net change in short-term borrowings	(75,000)	55,000
Proceeds from long-term debt	30,000	—
Repurchase of common stock	(15,851)	—
Common stock dividends paid	(1,229)	—
Net cash provided by financing activities	104,977	116,406
Net change in cash and cash equivalents	9,897	(6,744)
Cash and cash equivalents at beginning of period	33,298	60,146
Cash and cash equivalents at end of period	$43,195	$53,402
Supplementary information:
Interest paid	$5,822	$4,038
Income taxes paid, net of refunds	2,517	2,450
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

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient prior loss experience, the national peer group losses for relevant portfolios generally over the years 2008-2015 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our Residential real estate, Home equity, Commercial real estate and Consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. It is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio.

The allowance consists of general, allocated and unallocated components, as further described below.
General component
The general component of the allowance for loan losses is based primarily on an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars for periods ranging from 2008-2015, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.
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

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

On June 16, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove previously established recognition thresholds based on probability, and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the net amount that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and will require that credit losses be recorded through an allowance for credit losses. The ASU is effective for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale, with gross unrealized gains and losses, follows:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$12,087	$63	$(57)	$12,093
Other asset-backed securities	9,008	9	(179)	8,838
Total mortgage- and other asset-backed securities	21,095	72	(236)	20,931
State and political subdivisions	8,053	410	—	8,463
Financial services:
Banks	17,373	316	(3)	17,686
Diversified financials	19,652	596	(10)	20,238
Insurance and REITs	15,959	378	(31)	16,306
Total financial services	52,984	1,290	(44)	54,230
Other corporate:
Industrials	50,752	1,541	(139)	52,154
Utilities	25,626	756	(126)	26,256
Total other corporate	76,378	2,297	(265)	78,410
Total debt securities	158,510	4,069	(545)	162,034

Marketable equity securities:
Mutual funds:
Domestic community	3,216	128	(7)	3,337
Global asset allocation	42,396	9	(2,803)	39,602
Total marketable equity securities	45,612	137	(2,810)	42,939
Total securities available for sale	$204,122	$4,206	$(3,355)	$204,973

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$612	$4	$—	$616
Government-sponsored enterprises	17,152	243	—	17,395
Government-sponsored mortgage-backed and collateralized mortgage obligations	163,414	2,371	(27)	165,758
SBA asset-backed securities	15,276	91	(171)	15,196
Total securities held to maturity	$196,454	$2,709	$(198)	$198,965

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At June 30, 2016, there are $422,000 of net holding gains remaining in accumulated other comprehensive loss.

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2016 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,259	$5,268	$612	$616
After 1 year through 5 years	65,308	66,848	11,201	11,243
After 5 years through 10 years	60,234	62,168	5,951	6,152
After 10 years	6,614	6,819	—	—
	137,415	141,103	17,764	18,011
Mortgage- and asset-backed securities and collateralized mortgage obligations	21,095	20,931	178,690	180,954
	$158,510	$162,034	$196,454	$198,965

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

For the three months ended June 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $44.7 million and $18.7 million, respectively. Gross realized gains amounted to $1.2 million and $268,000, respectively, and gross realized losses amounted to $552,000 and $1,000, respectively. For the six months ended June 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $60.2 million and $86.7 million, respectively. Gross realized gains amounted to $1.3 million and $1.6 million, respectively, and gross realized losses amounted to $974,000 and $35,000, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed	$(6)	$2,594	$(51)	$7,688
Other asset-backed	(22)	2,110	(157)	3,748
Total mortgage- and other asset-backed securities	(28)	4,704	(208)	11,436
Financial services:
Banks	(3)	1,366	—	—
Diversified financials	(10)	566	—	—
Insurance and REITs	—	—	(31)	1,315
Total financial services	(13)	1,932	(31)	1,315
Other corporate:
Industrials	(7)	2,001	(132)	5,466
Utilities	(93)	3,278	(33)	3,579
Total other corporate	(100)	5,279	(165)	9,045
Total debt securities	(141)	11,915	(404)	21,796
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(7)	459
Global asset allocation	(2,803)	37,290	—	—
Total marketable equity securities	(2,803)	37,290	(7)	459
Total temporarily impaired available-for-sale securities	$(2,944)	$49,205	$(411)	$22,255

Securities Held to Maturity:
Debt securities:
Government-sponsored mortgage-backed and collateralized mortgage obligations	$(27)	$5,500	$—	$—
SBA asset-backed securities	(171)	7,745	—	—
Total temporarily impaired held-to-maturity securities	$(198)	$13,245	$—	$—

At June 30, 2016, multiple debt securities have unrealized losses with aggregate depreciation of less than 2.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2016.

At June 30, 2016, the Company had several mutual funds with unrealized losses of $2.8 million, or 6.9% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	$(84)	$5,166	$(111)	$7,765
Other asset-backed securities	(142)	11,253	—	—
Total other mortgage- and asset-backed securities	(226)	16,419	(111)	7,765
State and political subdivisions	(55)	3,324	—	—
Financial services:
Banks	(90)	14,070	—	—
Diversified financials	(173)	15,397	—	—
Insurance and REITs	(282)	14,487	—	—
Total financial services	(545)	43,954	—	—
Other corporate:
Industrials	(957)	43,848	(287)	395
Utilities	(1,387)	25,353	(252)	1,618
Total other corporate	(2,344)	69,201	(539)	2,013
Total debt securities	(3,170)	132,898	(650)	9,778
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(13)	453
Global asset allocation	(3,484)	36,609	—	—
Total marketable equity securities	(3,484)	36,609	(13)	453
Total temporarily impaired available-for-sale securities	$(6,654)	$169,507	$(663)	$10,231

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$(2)	$634	$—	$—
Government-sponsored enterprises	(126)	14,084	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(832)	144,820	—	—
SBA asset-backed securities	(59)	15,958	—	—
Total temporarily impaired held-to-maturity securities	$(1,019)	$175,496	$—	$—

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Real estate:
1-4 family residential	$673,444	$599,938
Home equity	81,307	77,399
Commercial real estate	609,886	561,203
Construction	107,455	79,773
	1,472,092	1,318,313
Commercial business	178,390	182,677
Consumer	33,072	38,186
Total loans	1,683,554	1,539,176
Allowance for loan losses	(18,079)	(17,102)
Discount and fair value adjustments on purchased loans	(1,922)	(1,959)
Deferred loan costs and fees, net	3,506	3,160
Loans, net	$1,667,059	$1,523,275

Activity in the allowance for loan losses for the three and six months ended June 30, 2016 and 2015, and allocation of the allowance to loan segments as of June 30, 2016 and December 31, 2015, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2016
Allowance at March 31, 2016	$3,665	$617	$7,338	$1,622	$2,619	$699	$425	$16,985
Provision (credit) for loan losses	275	(78)	284	125	671	(192)	28	1,113
Loans charged-off	—	—	—	—	(8)	(11)	—	(19)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079

Three Months Ended June 30, 2015
Allowance at March 31, 2015	$3,215	$380	$3,722	$1,176	$3,332	$747	$666	$13,238
Provision (credit) for loan losses	192	39	846	(152)	(341)	(62)	22	544
Loans charged-off	—	—	—	—	—	(5)	—	(5)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	24	(97)	475	383	523	(247)	25	1,086
Loans charged-off	—	—	—	—	(113)	(29)	—	(142)
Recoveries	—	—	—	—	33	—	—	33
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079

Six Months Ended June 30, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	185	79	1,017	(32)	(419)	(37)	30	823
Loans charged-off	—	—	—	—	—	(19)	—	(19)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777

Additional information pertaining to the allowance for loan losses at June 30, 2016 and December 31, 2015 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
June 30, 2016
Allowance related to impaired loans	$—	$—	$36	$—	$522	$—	$—	$558
Allowance related to non-impaired loans	3,940	539	7,586	1,747	2,760	496	453	17,521
Total allowance for loan losses	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079
Impaired loans	$6,489	$450	$5,322	$—	$3,037	$101	$—	$15,399
Non-impaired loans	666,955	80,857	604,564	107,455	175,353	32,971	—	1,668,155
Total loans	$673,444	$81,307	$609,886	$107,455	$178,390	$33,072	$—	$1,683,554
December 31, 2015
Allowance related to impaired loans	$—	$—	$384	$—	$10	$10	$—	$404
Allowance related to non-impaired loans	3,916	636	6,763	1,364	2,829	762	428	16,698
Total allowance for loan losses	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Impaired loans	$6,114	$270	$4,631	$—	$10	$145	$—	$11,170
Non-impaired loans	593,824	77,129	556,572	79,773	182,667	38,041	—	1,528,006
Total loans	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$—	$1,539,176

The following is a summary of past due and non-accrual loans, by loan class, at June 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2016
Real estate:
1-4 family residential	$913	$1,608	$992	$3,513	$6,073
Home equity	449	250	257	956	450
Commercial real estate	—	1,074	—	1,074	5,322
Commercial business	—	249	2,788	3,037	3,037
Consumer	72	2	—	74	101
Total	$1,434	$3,183	$4,037	$8,654	$14,983

December 31, 2015
Real estate:
1-4 family residential	$2,287	$—	$990	$3,277	$5,688
Home equity	1,031	19	176	1,226	270
Commercial real estate	—	1,249	—	1,249	4,631
Commercial business	23	—	—	23	10
Consumer	3	80	120	203	145
Total	$3,344	$1,348	$1,286	$5,978	$10,744

There were no loans past due 90 days or more and still accruing interest at June 30, 2016 and December 31, 2015.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2016	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,489	$7,199	$—
Home equity	450	616	—
Commercial real estate	4,248	4,328	—
Commercial	19	19	—
Consumer	101	109	—
Total	11,307	12,271	—

Impaired loans with a valuation allowance:
Commercial real estate	1,074	1,074	36
Commercial business	3,018	3,018	522
Total	4,092	4,092	558

Total impaired loans	$15,399	$16,363	$558

December 31, 2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,114	$6,824	$—
Home equity	270	425	—
Consumer	35	39	—
Total	6,419	7,288	—

Impaired loans with a valuation allowance:
Commercial real estate	4,631	4,631	384
Commercial business	10	11	10
Consumer	110	110	10
Total	4,751	4,752	404

Total impaired loans	$11,170	$12,040	$404

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30, 2016	(In thousands)
Real estate:
1-4 family residential	$6,508	$72
Home equity	381	4
Commercial real estate	4,819	38
Consumer	155	3
Commercial	1,519	—
Total	$13,382	$117

Three Months Ended June 30, 2015
Real estate:
1-4 family residential	$4,588	$76
Home equity	647	8
Consumer	35	2
Total	$5,270	$86

Six Months Ended June 30, 2016
Real estate:
1-4 family residential	$6,377	$145
Home equity	344	8
Commercial real estate	4,756	94
Consumer	151	5
Commercial	2,248	31
Total	$13,876	$283

Six Months Ended June 30, 2015
Real estate:
1-4 family residential	$4,532	$143
Home equity	624	14
Consumer	32	2
Total	$5,188	$159

No additional funds are committed to be advanced in connection with impaired loans.

There were no significant troubled debt restructurings recorded during the three and six months ended June 30, 2016 or 2015.

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

The following tables present the Company’s loans by risk rating at June 30, 2016 and December 31, 2015:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
June 30, 2016
Loans rated 1 - 6	$1,926	$300	$595,200	$107,455	$172,122	$5	$877,008
Loans rated 7	3,921	508	8,296	—	3,230	76	16,031
Loans rated 8	2,018	136	6,390	—	3,038	28	11,610
Loans rated 9	696	—	—	—	—	—	696
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	664,883	80,363	—	—	—	32,963	778,209
	$673,444	$81,307	$609,886	$107,455	$178,390	$33,072	$1,683,554
December 31, 2015
Loans rated 1 - 6	$1,950	$465	$548,360	$79,773	$181,792	$6	$812,346
Loans rated 7	4,461	321	7,765	—	874	—	13,421
Loans rated 8	1,592	144	5,078	—	—	149	6,963
Loans rated 9	701	—	—	—	11	—	712
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	591,234	76,469	—	—	—	38,031	705,734
	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$1,539,176

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

The table below presents information about derivative financial instruments not designated as hedging instruments at June 30, 2016 and December 31, 2015.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
June 30, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$339,307	$20,468	$339,307	$21,630
Other contracts	16,102	41	27,943	154
Total derivatives	$355,409	$20,509	$367,250	$21,784
December 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$282,546	$7,956	$282,546	$8,411
Other contracts	8,300	6	12,698	78
Total derivatives	$290,846	$7,962	$295,244	$8,489

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

NOTE 6 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
NOW and demand	$298,178	$288,143
Regular savings	274,866	287,344
Money market	506,251	368,050
Brokered money market	45,231	41,807
Total non-certificate accounts	1,124,526	985,344

Term certificates of $250,000 or more	79,996	65,364
Term certificates less than $250,000	259,419	246,614
Brokered term certificates	136,965	136,527
Total certificate accounts	476,380	448,505
Total deposits	$1,600,906	$1,433,849

At June 30, 2016, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$246,972	0.65%
1-2 years	91,942	1.18
2-3 years	49,136	1.38
3-4 years	66,744	2.00
4 years and beyond	21,586	1.84
	$476,380	1.07%

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2016 and December 31, 2015, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2016
Assets
Securities available for sale:
Debt securities	$—	$162,034	$—	$162,034
Marketable equity securities	42,939	—	—	42,939
Derivative assets	—	20,509	—	20,509
Total assets	$42,939	$182,543	$—	$225,482
Liabilities
Derivative liabilities	$—	$21,784	$—	$21,784

December 31, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,114	$—	$184,114
Marketable equity securities	47,576	—	—	47,576
Derivative assets	—	7,962	—	7,962
Total assets	$47,576	$192,076	$—	$239,652
Liabilities
Derivative liabilities	$—	$8,489	$—	$8,489

Assets measured at fair value on a non-recurring basis
The Company may also be required, from time to time, to measure certain assets at fair value on a non-recurring basis in accordance with generally accepted accounting principles. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. There are no liabilities measured at fair value on a non-recurring basis. The following table summarizes the fair value hierarchy applicable to assets measured at fair value on a non-recurring basis:

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$3,534	$—	$—	$4,752

The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans	$528	$—	$307	$—
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2016
Financial assets:
Cash and cash equivalents	$43,195	$43,195	$—	$—	$43,195
Securities available for sale	204,973	42,939	162,034	—	204,973
Securities held to maturity	196,454	616	198,349		198,965
Federal Home Loan Bank stock	12,833	—	—	12,833	12,833
Loans and loans held for sale	1,673,156	—	—	1,683,548	1,683,548
Accrued interest receivable	5,640	—	—	5,640	5,640
Financial liabilities:
Deposits	1,600,906	—	—	1,604,586	1,604,586
Borrowings	215,000	—	215,660	—	215,660
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	20,509	—	20,509	—	20,509
Liabilities	21,784	—	21,784	—	21,784

December 31, 2015
Financial assets:
Cash and cash equivalents	$33,298	$33,298	$—	$—	$33,298
Securities available for sale	231,690	47,576	184,114	—	231,690
Securities held to maturity	200,141	634	198,592	—	199,226
Federal Home Loan Bank stock	13,567	—	—	13,567	13,567
Loans and loans held for sale	1,536,152	—	—	1,538,809	1,538,809
Accrued interest receivable	5,344	—	—	5,344	5,344
Financial liabilities:
Deposits	1,433,849	—	—	1,434,179	1,434,179
Borrowings	260,000	—	260,244	—	260,244
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	7,962	—	7,962	—	7,962
Liabilities	8,489	—	8,489	—	8,489

NOTE 8 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$851	$(5,701)
Tax effect	(343)	1,945
Net-of-tax amount	508	(3,756)
Securities held to maturity:
Net unrealized gain on transferred securities	422	571
Tax effect	(144)	(197)
Net-of-tax amount	278	374
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,722)	(2,858)
Tax effect	1,004	1,052
Net-of-tax amount	(1,718)	(1,806)
	$(932)	$(5,188)

Changes in accumulated other comprehensive income (loss), by component, follow:

	Three Months Ended June 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at March 31, 2016	$(1,346)	329	$(1,762)	$(2,779)
Other comprehensive income before reclassification adjustments	3,512	—	—	3,512
Reclassification adjustments:
Net realized gains	(664)	—	—	(664)
Amortization of actuarial losses	—	—	68	68
Amortization of amounts previously recorded upon transfer from available for sale	—	(79)	—	(79)
Tax effects	(994)	28	(24)	(990)
Net current-period other comprehensive income (loss)	1,854	(51)	44	1,847
Balance at June 30, 2016	$508	$278	$(1,718)	$(932)

	Three Months Ended June 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at March 31, 2015	$5,176	$—	$(815)	$4,361
Other comprehensive loss before reclassification adjustments	(4,793)	—	—	(4,793)
Reclassification adjustments:
Net realized gains	(267)	—	—	(267)
Amortization of actuarial losses	—	—	56	56
Tax effects	1,864	—	(22)	1,842
Net current-period other comprehensive income (loss)	(3,196)	—	34	(3,162)
Balance at June 30, 2015	$1,980	$—	$(781)	$1,199

	Six Months Ended June 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2015	$(3,756)	374	$(1,806)	$(5,188)
Other comprehensive income before reclassification adjustments	6,927	—	—	6,927
Reclassification adjustments:
Net realized gains	(375)	—	—	(375)
Amortization of actuarial losses	—	—	136	136
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(149)	—	(149)
Tax effects	(2,288)	53	(48)	(2,283)
Net current-period other comprehensive income (loss)	4,264	(96)	88	4,256
Balance at June 30, 2016	$508	$278	$(1,718)	$(932)

	Six Months Ended June 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2014	$3,392	—	$(815)	$2,577
Other comprehensive loss before reclassification adjustments	(631)	—	—	(631)
Reclassification adjustments:
Net realized gains	(1,585)	—	—	(1,585)
Amortization of actuarial losses	—	—	56	56
Tax effects	804	—	(22)	782
Net current-period other comprehensive income (loss)	(1,412)	—	34	(1,378)
Balance at June 30, 2015	$1,980	$—	$(781)	$1,199

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of
4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, commencing January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company's capital levels will remain characterized as "well capitalized" throughout the phase in periods. The application of the Capital Conservation Buffer resulted in no limitations to payout of retained earnings as of June 30, 2016.

As of June 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of June 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
June 30, 2016
Total capital (to risk weighted assets)	$396,157	22.3%	$142,379	8.0%	177,974	10.0%
Tier 1 capital (to risk weighted assets)	378,078	21.2	106,784	6.0	142,379	8.0
Common equity Tier 1 (to risk weighted assets)	378,078	21.2	80,088	4.5	115,683	6.5
Tier 1 capital (to average assets)	378,078	17.3	87,294	4.0	109,117	5.0
December 31, 2015
Total capital (to risk weighted assets)	$407,444	24.8%	$131,231	8.0%	164,039	10.0%
Tier 1 capital (to risk weighted assets)	390,342	23.8	98,423	6.0	131,231	8.0
Common equity Tier 1 (to risk weighted assets)	390,342	23.8	73,818	4.5	106,625	6.5
Tier 1 capital (to average assets)	390,342	19.6	79,658	4.0	99,573	5.0
Blue Hills Bank:
June 30, 2016
Total capital (to risk weighted assets)	$303,796	17.1%	$142,131	8.0%	$177,664	10.0%
Tier 1 capital (to risk weighted assets)	285,717	16.1	106,598	6.0	142,131	8.0
Common equity Tier 1 (to risk weighted assets)	285,717	16.1	79,949	4.5	115,481	6.5
Tier 1 capital (to average assets)	285,717	13.1	87,238	4.0	109,047	5.0
December 31, 2015
Total capital (to risk weighted assets)	$296,309	18.1%	$130,832	8.0%	$163,540	10.0%
Tier 1 capital (to risk weighted assets)	279,207	17.1	98,124	6.0	130,832	8.0
Common equity Tier 1 (to risk weighted assets)	279,207	17.1	73,593	N/A	106,301	6.5
Tier 1 capital (to average assets)	279,207	14.0	79,867	4.0	99,608	5.0

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

	June 30, 2016	December 31, 2015

Allocated	150,229	75,912
Committed to be allocated	37,852	75,912
Unallocated	2,087,667	2,124,846
	2,275,748	2,276,670

The fair value of unallocated shares was approximately $30.8 million and $32.5 million at June 30, 2016 and December 31, 2015, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2016 and June 30, 2015 was $276,000 and $259,000, respectively. Total compensation expense recognized for the six months ended June 30, 2016 and June 30, 2015 was $541,000 and $508,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except share amounts)
Net income applicable to common stock	$1,358	$1,699

Average number of common shares outstanding	26,672,005	28,466,813
Less: Average unallocated ESOP shares	(2,096,794)	(2,173,253)
Average number of common shares outstanding used to calculate basic earnings per common share	24,575,211	26,293,560

Effect of dilutive unvested restricted stock awards	124,583	—
Average number of common shares outstanding used to calculate diluted earnings per common share	24,699,794	26,293,560

Earnings per common share:
Basic	$0.06	$0.06
Diluted	$0.05	$0.06

	Six Months Ended
	June 30, 2016	June 30, 2015
	(In thousands, except share amounts)
Net income applicable to common stock	$3,025	$3,005

Average number of common shares outstanding	26,923,517	28,466,813
Less: Average unallocated ESOP shares	(2,106,257)	(2,182,612)
Average number of common shares outstanding used to calculate basic earnings per common share	24,817,260	26,284,201

Effect of dilutive unvested restricted stock awards	95,469	—
Average number of common shares outstanding used to calculate diluted earnings per common share	24,912,729	26,284,201

Earnings per common share:
Basic	$0.12	$0.11
Diluted	$0.12	$0.11

Options for 2,462,350 shares were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the three and six months ended June 30, 2016.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of commons stock during the first six months of 2016.

Date of grant	February 29, 2016
Options granted	55,000
Vesting period (years)	5
Expiration date	February 28, 2026
Expected volatility	28.47%
Expected life (years)	6.5
Expected dividend yield	0.58%
Risk free interest rate	1.38%
Fair value per option	$4.02

A summary of the status of the Company's stock option grants for the quarter ended June 30, 2016, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,434,000	$14.07		$—
Granted	55,000	13.80		—
Forfeited	(26,650)	14.07		—
Balance at June 30, 2016	2,462,350	$14.06	9.29	$1,713,872
Outstanding and expected to vest at June 30, 2016	2,405,848	$14.06	9.29	$1,674,886
Exercisable at June 30, 2016	—	$—	—	$—
Unrecognized compensation cost at June 30, 2016	$8,728,000
Weighted average remaining recognition period (years)	4.28

For the three and six months ended June 30, 2016, share-based compensation expense applicable to the stock options was $485,000 and $996,000, respectively, and the recognized tax benefit related to this expense was $125,000 and $250,000. There was no share-based compensation expense related to stock options for the three and six months June 30, 2015.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted 40,000 are performance based.

The following table presents the activity in non-vested stock awards under the Equity Plan for the quarter ended June 30, 2016:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2015	983,175	$14.07
Granted	31,450	13.83
Forfeited	(9,400)	14.07
Nonvested stock awards at June 30, 2016	1,005,225	$14.06
Unrecognized compensation cost inclusive of directors' fees at June 30,2016	$12,100,000
Weighted average remaining recognition period (years)	4.29

For the three and six months ended June 30, 2016, share-based compensation expense applicable to restricted stock awards was $701,000 and $1,385,000 respectively, and the recognized tax benefit related to this expense was $247,000 and $489,000 respectively. There was no share-based compensation expense related to restricted stock awards for three and six months ended June 30, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, and the Securities and Exchange Commission;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	cyber security attacks or intrusions that could adversely impact our businesses.

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

Comparison of Financial Condition at June 30, 2016 and December 31, 2015

Total Assets. Total assets increased $126.4 million, or 6.0%, to $2.2 billion at June 30, 2016 from $2.1 billion at December 31, 2015, mainly driven by loan growth.

Loans. Net loans grew $143.8 million, or 9.4%, from the end of 2015 to $1.7 billion at June 30, 2016. The higher level of net loans was driven primarily by growth in residential mortgage, commercial real estate, and construction loans, partially offset by declines in commercial business loans and other consumer loans. Within the first half of 2016, commercial business loans declined in the first quarter due to the impact of seasonality and payoffs but grew in the second quarter.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$673,444	40.00%	$599,938	38.98%
Home equity	81,307	4.83	77,399	5.03
Commercial	609,886	36.23	561,203	36.46
Construction	107,455	6.38	79,773	5.18
Total real estate	1,472,092	87.44	1,318,313	85.65
Commercial business	178,390	10.60	182,677	11.87
Consumer	33,072	1.96	38,186	2.48
Total loans	1,683,554	100.00%	1,539,176	100.00%
Allowance for loan losses	(18,079)		(17,102)
Discount and fair value adjustments on purchased loans	(1,922)		(1,959)
Deferred loan costs, net	3,506		3,160
Loans, net	$1,667,059		$1,523,275

Securities Available for Sale and Securities Held to Maturity. Total securities were $401.4 million at June 30, 2016 compared to $431.8 million at December 31, 2015. The decline reflects sales of securities, mainly during the second quarter of 2016. Net unrealized gains on securities available for sale were $851,000 at June 30, 2016 compared to net unrealized losses of $5.7 million at December 31, 2015. The improvement mainly reflects the impact of declining interest rates on the value of fixed income securities. On July 31, 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were transfered to held to maturity designation. Held to maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is transferred from available for sale to held to maturity, the fair value at the time of transfer becomes the new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. Prior to this transfer, all securities were carried as available for sale.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At June 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and asset-backed securities:
Private label commercial mortgage-backed securities	$12,087	$12,093	$13,126	$12,931
Other asset-backed securities	9,008	8,838	11,395	11,253
Total mortgage- and asset-backed securities	21,095	20,931	24,521	24,184
State and political subdivisions	8,053	8,463	16,016	16,315
Financial services:
Banks	17,373	17,686	18,813	18,861
Diversified financials	19,652	20,238	23,124	23,300
Insurance and REITs	15,959	16,306	16,883	16,602
Total financial services	52,984	54,230	58,820	58,763
Other corporate:
Industrials	50,752	52,154	55,470	54,532
Utilities	25,626	26,256	31,952	30,320
Total other corporate	76,378	78,410	87,422	84,852
Total debt securities	158,510	162,034	186,779	184,114
Marketable equity securities:
Mutual funds:
Global equity	—	—	5,000	5,388
Domestic community	3,216	3,337	3,216	3,273
Global asset allocation	42,396	39,602	42,396	38,915
Total marketable equity securities	45,612	42,939	50,612	47,576
Total securities available for sale	$204,122	$204,973	$237,391	$231,690

Securities held to maturity:
Debt securities:
U.S. Treasury	$612	$616	$636	$634
Government-sponsored enterprises - debt	17,152	17,395	28,256	28,224
Government-sponsored enterprises - mortgage-backed and collateralized mortgage obligations	163,414	165,758	155,232	154,410
SBA asset-backed securities	15,276	15,196	16,017	15,958
Total securities held to maturity	$196,454	$198,965	$200,141	$199,226

The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and real estate financings.
At June 30, 2016, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents increased by $9.9 million, or 29.7%, to $43.2 million at June 30, 2016 from $33.3 million at December 31, 2015. The increase mainly reflects a higher level of short-term investments.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was unchanged during the first six months of 2016 as a result of current period earnings on such policies being offset by the receipt of death benefits. The investment was $31.6 million at both June 30, 2016 and December 31, 2015.

Goodwill and Core Deposit Intangible. At June 30, 2016, goodwill and core deposit intangible assets totaled $11.1 million compared to $11.8 million at December 31, 2015. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2015 is due solely to amortization of the core deposit intangible.
Deposits. Total deposits increased by $167.1 million, or 11.7%, from the end of 2015 to $1.6 billion at June 30, 2016.
The increase from December 31, 2015 was primarily driven by growth in money market deposits of $138.2 million and certificates of deposit of $27.9 million. All other deposit categories had minor changes. The growth in money market deposits was mainly due to higher levels of municipal deposits as well as promotional rate programs at the Company's newest branch in Westwood, which opened in the fourth quarter of 2015. All customer segments (consumer, commercial and municipal) contributed to the growth in deposits during the first half of 2016.
Borrowings. Total borrowings declined by $45.0 million, or 17.3%, from the end of 2015 to $215.0 million at June 30, 2016. Despite the increase in loans during the first half of 2016, the Company was able to reduce borrowings in the second quarter due to growth in deposits and sales of securities. Short-term borrowings were $130.0 million at June 30, 2016 compared to $205.0 million at December 31, 2015 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $85.0 million at June 30, 2016 compared to $55.0 million at December 31, 2015 and consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2017 through 2020.
Stockholders' Equity. Total stockholders' equity decreased $6.9 million, or 1.7%, to $392.0 million at June 30, 2016 from $398.8 million at December 31, 2015. The decline in stockholders' equity from the end of 2015 mainly reflects the repurchase of 1,116,940 shares of the Company's common stock at an average price of $14.15 for a total cost of $15.9 million. In late February 2016, the Company announced the completion of its first stock repurchase program pursuant to which the Company bought back 1,423,340 shares, representing approximately 5% of its outstanding shares. At the same time, the Board of Directors authorized a second repurchase program for up to 1,119,000 shares of common stock which represents approximately 4% of the Company's issued and outstanding shares. The Company had 496,100 shares remaining to repurchase at June 30, 2016 under the second repurchase program. Partial offsets to the decline in shareholders' equity from share repurchases consisted primarily of an improvement of $4.3 million in accumulated other comprehensive income related to an increase in the value of available-for-sale securities and $3.0 million of net income in the first half of 2016. The tangible common equity ratio decreased to 17.08% at June 30, 2016 from 18.41% at December 31, 2015.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2016 and 2015
General. The Company reported net income of $1.4 million, or $0.05 per diluted share, for the three months ended June 30, 2016 compared to net income of $1.7 million, or $0.06 per diluted share, for the three months ended June 30, 2015.
The Company reported net income of $3.0 million, or $0.12 per diluted share, for the six months ended June 30, 2016 compared to net income of $3.0 million, or $0.11 per diluted share, for the six months ended June 30, 2015.

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

	For the Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,635,256	$14,191	3.49%	$1,223,681	$10,812	3.54%
Securities	419,685	2,080	1.99	429,348	2,332	2.18
Other interest earning assets (1)	36,584	162	1.78	42,832	73	0.68
Total interest-earning assets	2,091,525	16,433	3.16%	1,695,861	13,217	3.13%
Non-interest-earning assets	100,104			92,390
Total assets	$2,191,629			$1,788,251
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$139,100	16	0.05%	$123,904	14	0.05%
Regular savings accounts	276,451	233	0.34	298,850	292	0.39
Money market accounts	479,564	983	0.82	297,903	471	0.63
Certificates of deposit	458,328	1,252	1.10	371,150	968	1.05
Total interest-bearing deposits	1,353,443	2,484	0.74	1,091,807	1,745	0.64
Borrowings	271,242	556	0.82	134,362	270	0.81
Total interest-bearing liabilities	1,624,685	3,040	0.75%	1,226,169	2,015	0.66%
Non-interest-bearing deposits	145,171			130,276
Other non-interest-bearing liabilities	27,513			16,091
Total liabilities	1,797,369			1,372,536
Equity	394,260			415,715
Total liabilities and equity	$2,191,629			$1,788,251

Net interest-earning assets (2)	$466,840			$469,692

Net interest and dividend income (FTE)		13,393			11,202
Less: FTE adjustment		(77)			(87)
Net interest and dividend income (GAAP)		$13,316			$11,115

Net interest rate spread (FTE) (3)			2.41%			2.47%
Net interest margin (FTE) (4)			2.58%			2.65%
Average interest-earning assets to interest-bearing liabilities	128.73%			138.31%
Total deposits cost			0.67%			0.57%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,602,248	$27,847	3.50%	$1,201,323	$21,282	3.57%
Securities	424,850	4,448	2.11	425,740	4,553	2.16
Other interest earning assets (1)	36,654	288	1.58	46,696	143	0.62
Total interest-earning assets	2,063,752	32,583	3.17%	1,673,759	25,978	3.13%
Non-interest-earning assets	100,319			94,894
Total assets	$2,164,071			$1,768,653
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$137,234	32	0.05%	$123,070	28	0.05%
Regular savings accounts	281,492	484	0.35	299,986	611	0.41
Money market accounts	455,276	1,829	0.81	297,633	979	0.66
Certificates of deposit	446,951	2,431	1.09	362,364	1,890	1.05
Total interest-bearing deposits	1,320,953	4,776	0.73	1,083,053	3,508	0.65
Borrowings	274,549	1,126	0.82	121,530	524	0.87
Total interest-bearing liabilities	1,595,502	5,902	0.74%	1,204,583	4,032	0.67%
Non-interest-bearing deposits	146,566			128,108
Other non-interest-bearing liabilities	26,993			20,858
Total liabilities	1,769,061			1,353,549
Equity	395,010			415,104
Total liabilities and equity	$2,164,071			$1,768,653

Net interest-earning assets (2)	$468,250			$469,176

Net interest and dividend income (FTE)		26,681			21,946
Less: FTE adjustment		(164)			(166)
Net interest and dividend income (GAAP)		$26,517			$21,780

Net interest rate spread (FTE) (3)			2.43%			2.46%
Net interest margin (FTE) (4)			2.60%			2.64%
Average interest-earning assets to interest-bearing liabilities	129.35%			138.95%
Total deposits cost			0.65%			0.58%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,536	$(157)	$3,379
Securities	(52)	(200)	(252)
Other	(10)	99	89
Total interest-earning assets	3,474	(258)	3,216
Interest-bearing liabilities:
NOW accounts	1	1	2
Savings accounts	(22)	(37)	(59)
Money market accounts	227	285	512
Certificates of deposit	220	64	284
Total interest-bearing deposits	426	313	739
Borrowings	269	17	286
Total interest-bearing liabilities	695	330	1,025
Change in net interest and dividend income (FTE)	$2,779	$(588)	$2,191

	Six Months Ended June 30,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$6,988	$(423)	$6,565
Securities	(9)	(96)	(105)
Other	(25)	170	145
Total interest-earning assets	6,954	(349)	6,605
Interest-bearing liabilities:
NOW accounts	4	—	4
Savings accounts	(38)	(89)	(127)
Money market accounts	437	413	850
Certificates of deposit	415	126	541
Total interest-bearing deposits	818	450	1,268
Borrowings	633	(31)	602
Total interest-bearing liabilities	1,451	419	1,870
Change in net interest and dividend income (FTE)	$5,503	$(768)	$4,735

Net Interest and Dividend Income. Net interest and dividend income was $13.3 million in the second quarter of 2016, up $2.2 million, or 19.8%, from $11.1 million in the second quarter of 2015. Net interest and dividend income on a fully tax equivalent basis was $13.4 million in the second quarter of 2016, up $2.2 million, or 19.6%, from $11.2 million in the second quarter of 2015. Net interest margin declined to 2.58% in the second quarter of 2016 from 2.65% in the second quarter of 2015.
Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both quarters and accelerated bond premium amortization from an Agribank note redemption from the second quarter of 2016, net interest income on a fully taxable-equivalent basis increased $2.6 million, or 23.6%, to $13.5 million in the second quarter of 2016 while net interest margin was unchanged at 2.64%. The improvement in net interest income mainly reflects a 33.6% increase in average loans.
Compared to the first six months of 2015, net interest and dividend income increased $4.7 million, or 21.6%, to $26.7 million, on a fully taxable-equivalent basis, while net interest margin declined four basis points to 2.60%. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both periods and accelerated bond premium amortization from an Agribank note redemption from the first half of 2016, net interest income on a fully taxable-equivalent basis increased $5.2 million, or 24.4%, to $26.6 million while net interest margin remained unchanged at 2.64% in the first half of 2016.

The table shown below provides a reconciliation of reported to adjusted net interest and dividend income and margin for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, dollars in thousands)	2016	2015	2016	2015
Net Interest Income
Reported net interest income	$13,316	$11,115	$26,517	$21,780
FTE adjustment	77	87	164	166
Reported net interest income (FTE)	13,393	11,202	26,681	21,946
Mutual fund dividends	—	(43)	(21)	(73)
Purchase accounting accretion	(133)	(268)	(260)	(488)
Accelerated bond amortization - Agribank note redemption	203	—	203	—
Adjusted net interest income (FTE) (1)	13,463	10,891	26,603	21,385

Net Interest Margin
Reported net interest margin	2.56%	2.63%	2.58%	2.62%
FTE adjustment	0.02	0.02%	0.02	0.02
Reported net interest income (FTE)	2.58	2.65%	2.60%	2.64%
Mutual fund dividends (2)	0.05	0.06	0.05	0.06
Purchase accounting accretion (2)	(0.03)	(0.07)	(0.03)	(0.06)
Accelerated bond amortization - Agribank note redemption	0.04	—	0.02%	—
Adjusted net interest margin (FTE) (1)	2.64%	2.64%	2.64%	2.64%
______________________

(1)
Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.

(2)
Note: In calculating the net interest margin impact of mutual fund dividends and purchase accounting accretion, average earning assets were adjusted to remove the average balances associated with each item. In quarters where mutual fund dividend income is low, the removal of the dividend and its related average balance has a positive impact on the adjusted net interest margin. Management believes this adjusted net interest margin is useful because of the volatility or non-recurring nature of certain items from quarter to quarter.

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $3.2 million or 24.3% to $16.4 million for the three months ended June 30, 2016 from $13.2 million for the three months ended June 30, 2015. Interest and fees on loans on a fully tax-equivalent basis grew $3.4 million, or 31.3%, to $14.2 million in the three months ended June 30, 2016 from $10.8 million in the second quarter of 2015. The increase reflects a $411.6 million, or 33.6%, increase in average loans as all categories of loans increased led by residential mortgages and commercial real estate loans. Loan yield declined five basis points to 3.49% for the three months ended June 30, 2016 from 3.54% for the three months ended June 30, 2015 due mainly to competitive pricing pressures, the low interest rate environment, and a $135,000 decline in Nantucket purchase accounting accretion, partially offset by a benefit in 2016 from repricing floating rate loans following the Federal Reserve's December 2015 rate increase. Interest on securities on a fully taxable-equivalent basis declined $252,000, or 10.8%, to $2.1 million for the three months ended June 30, 2016 from $2.3 million for the three months ended June 30, 2015. The decline was mainly due to $203,000 of accelerated bond premium amortization from an Agribank note redemption in the second quarter of 2016.

Compared to the first six months of 2015, interest and dividend income increased $6.6 million, or 25.4%, to $32.6 million for the first half of 2016. Interest and fees on loans grew $6.6 million, or 30.8%, to $27.8 million, on a fully taxable-equivalent basis, in the six months ended June 30, 2016 from $21.3 million in the first half of 2015 as average loans grew $400.9 million, or 33.4%, from a year ago as all categories of loans increased led by residential mortgages and commercial real estate loans. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.50% in the first half of 2016 from 3.57% in the first half of 2015. This reflects competitive pricing pressures, the low interest rate environment, and a $228,000 decline in Nantucket purchase accounting accretion, partially offset by a benefit in 2016 from repricing floating rate loans following the Federal Reserve's December 2015 rate increase. Interest on securities declined $105,000, or 2.3%, to $4.4 million for the six months ended June 30, 2016 from $4.6 million for the six months ended June 30, 2015. The decline was caused by $203,000 of accelerated bond premium amortization from an Agribank note redemption in the second quarter of 2016.

Interest Expense. Interest expense increased $1.0 million, or 50.9%, to $3.0 million for the three months ended June 30, 2016 from $2.0 million for the three months ended June 30, 2015. Interest expense on deposits increased $739,000, or 42.3%, to $2.5 million for the three months ended June 30, 2016, from $1.7 million for the three months ended June 30, 2015. The increase was mainly due to a $261.6 million, or 24.0%, increase in the average balance of interest bearing deposits to $1.4 billion in the second quarter of 2016 driven by higher levels of money market deposits and certificates of deposit. In addition, there was a 10 basis point increase in the cost of interest bearing deposits to 0.74% in the second quarter of 2016 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $556,000 for the three months ended June 30, 2016, compared to $270,000 for the three months ended June 30, 2015. The average balances of borrowings grew $136.9 million, or 101.9%, from the second quarter of 2015 to $271.2 million in the second quarter of 2016. The increase in borrowings was used to help fund the growth in loans. The cost of borrowings increased to 0.82% in the second quarter of 2016 from 0.81% in the second quarter of 2015.

Compared to the first six months of 2015, interest expense increased $1.9 million, or 46.4%, to $5.9 million for the first six months of 2016. The comparison of interest expense in the six month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $1.3 million, or 36.1%, to $4.8 million for the six months ended June 30, 2016 from $3.5 million for the first six months of 2015. The increase was mainly due to a $237.9 million, or 22.0%, increase in average interest bearing deposits to $1.3 billion in the first half of 2016 mainly due to a higher level of money market deposits and certificates of deposit. In addition, there was an 8 basis point increase in the cost of interest bearing deposits to 0.73% in the first half of 2016 driven mainly by promotional rate deposit pricing programs. Interest expense on borrowings was $1.1 million in the first half of 2016 compared to $524,000 in the first half of 2015. The average balances of borrowings grew $153.0 million, or 125.9%, from the first half of 2015 to $274.5 million in the first half of 2016. The increase in borrowings was used to help fund the higher level of year over year loan growth. The cost of borrowings fell to 0.82% in the first half of 2016 from 0.87% in the first half of 2015 reflecting a higher proportion of short term borrowings in 2016 than in 2015.

Provision for Loan Losses. The provision for loan losses was $1.1 million in the second quarter of 2016 compared to $544,000 in the second quarter of 2015. The provision for loan losses reflects management’s assessment of risks inherent in the loan portfolio. The provision in the second quarter of 2016 reflects loan growth and the establishment of a specific reserve of $558,000 against loans to one commercial customer. The Company has a full commercial relationship with this customer, including an owner-occupied commercial real estate loan and loans to finance other business assets. The $4.1 million in loans were placed on nonacrrual during the second quarter of 2016. Because cooperation and information with the customer has been limited, the specific reserve established of $558,000 is based on our estimate of the collateral believed to be securing such loans and such collateral may or may not be sufficient to cover the outstanding loans net realizable value.

These impacts were partially offset by the reversal of the remaining $47,000 of specific reserves originally established in the fourth quarter of 2015 against loans secured by one income property as the credit situation improved. The loan remained on nonaccrual at June 30, 2016. The allowance for loan losses as a percentage of total loans was 1.07% at June 30, 2016 compared to 1.11% at December 31, 2015. The continuing reassessment of the qualitative factor components of the reserve methodology, along with the full migration of historical loss rates from national FDIC data to our own loan loss experience may continue to impact our provision for loan losses in the future. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 2.5% of the total allowance for loan losses at June 30, 2016 and December 31, 2015.

Non-interest Income. Non-interest income increased $334,000, or 13.5%, from the second quarter of 2015 to $2.8 million in the second quarter of 2016. The increase reflects improved mortgage banking revenue which grew $448,000, or 539.8%, from the second quarter of 2015 to $531,000 in the second quarter of 2016. The improvement reflects an increase in the gain on sale of loans from a higher volume of sales. In addition, realized securities gains increased to $664,000 in the second quarter of 2016 from $267,000 in the second quarter of 2015 while the company recorded bank-owned life insurance death benefit claims of $209,000 in the second quarter of 2016. There were no such gains in the second quarter of 2015. These improvements were partially offset by a $448,000, or 58.2%, decline in loan level derivative income from the second quarter of 2015 to $322,000 in the second quarter of 2016 due to a lower level of fees received from commercial loan customers who opted to convert their loans from floating to fixed rate via interest rate swaps. Miscellaneous income declined to $128,000 in the second quarter of 2016 from $393,000 in the second quarter of 2015. This decline reflects the Company recording negative credit valuation marks on commercial loan customer interest rate swap contracts in the second quarter of 2016 compared to positive marks in the second quarter of 2015, partially offset by a higher level of income received on CRA qualified
SBIC investments in the second quarter of 2016.

Non-interest income declined $473,000, or 10.1%, from the first half of 2015 to $4.2 million in the first six months of 2016. The decline was driven by a drop of realized securities gains of $1.2 million to $420,000 in the first half of 2016. In addition, miscellaneous income was a charge of $55,000 in the first half of 2016 compared to income of $242,000 in the first half of 2015. The decline in miscellaneous income was driven by the same factors discussed above in the quarterly comparison. Partially offsetting these declines were (1) a $591,000, or 321.2%, increase in mortgage banking revenue to $775,000 in the first half of 2016 reflecting an increase in the gain on sale of loans from a higher volume of sales, (2) a $187,000, or 24.2%, increase in loan level derivative income to $961,000 in the first half of 2016 due to a higher level of fees received from commercial loan customers who opted to convert their loans from floating to fixed rate via interest rate swaps, and (3) $209,000 of bank-owned life insurance death benefit claims received in the first half of 2016 while no such gains were recognized in the first half of 2015.

Non-interest Expense. Non-interest expense increased $2.3 million, or 21.3%, from the second quarter of 2015 to $12.9 million in the second quarter of 2016. The major factor driving this increase was the recording of $1.2 million of expense in the second quarter of 2016 related to share-based compensation expense of awards granted under the Equity Incentive Plan approved by shareholders on October 7, 2015. Approximately $931,000 of the expense related to the Equity Incentive Plan is included in salaries and benefits expense and the remainder in directors' fees. Franchise expansion, which included the opening of a new branch in Westwood in the fourth quarter of 2015, the opening of new loan and mortgage production offices, the on-boarding of new asset based lending and municipal banking businesses, accelerated advertising spending, and merit salary increases also contributed to the growth in expense from the second quarter of 2015.

For the first six months of 2016, non-interest expense was $25.0 million, up $3.7 million, or 17.5%, from the first half of 2015. There are two major drivers of the increase: (1) the recording of $2.4 million of expense in the first half of 2016 related to the Equity Incentive Plan discussed in the quarterly discussion above and (2) an increase of $507,000 related to the Westwood Branch which was not opened until the fourth quarter of 2015. Excluding these two items, noninterest expense increased $829,000, or 3.9%, from the first half of 2015 due to the same factors discussed above in the quarterly comparison including new loan and mortgage production offices, the on boarding of new asset based lending and municipal banking businesses, accelerated advertising spending, and merit increases.

Income Tax Provision. The Company recorded an income tax provision of $721,000 in the second quarter of 2016 and had an effective tax rate in the quarter of 34.7% on pre-tax income of $2.1 million. In the second quarter of 2015, the Company recorded an income tax provision of $689,000 and had an effective tax rate of 28.9% on pre-tax income of $2.4 million.

The Company recorded an income tax provision of $1.6 million in the first half of 2016 and had an effective tax rate of 34.5% on pre-tax income of $4.6 million. In the first half of 2015, the Company recorded an income tax provision of $1.3 million and had an effective tax rate of 30.6% on pre-tax income of $4.3 million.

The tax provision in any period is a function of the level of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income. The increase in effective rate for both the three and six month periods ending June 30, 2016 compared to June 30, 2015 is primarily due to non-deductible share-based compensation expense and a decrease in the dividends received deduction.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At June 30, 2016
Real estate loans and lines:
1-4 family residential	4	$1,608	6	$992	10	$2,600
Home equity	4	250	4	257	8	507
Commercial real estate	1	1,074	—	—	1	1,074
Total real estate loans and lines	9	2,932	10	1,249	19	4,181
Commercial business	2	249	2	2,788	4	3,037
Consumer loans	1	2	—	—	1	2
Total loans	12	$3,183	12	$4,037	24	$7,220
At December 31, 2015
Real estate loans and lines:
1-4 family residential	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate	1	1,249	—	—	1	1,249
Total real estate loans and lines	2	1,268	7	1,166	9	2,434
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. There was no other real estate owned at June 30, 2016 and December 31, 2015. The increase in nonperforming assets from the end of 2015 is mainly due to one customer with whom the Company has a full commercial relationship, including an owner occupied commercial real estate loan and loans to finance other business assets. Because cooperation and information with the borrower has been limited, the specific reserve established of $558,000, on the $4.1 million outstanding, is based on our estimate of the collateral believed to be securing such loans and such collateral may or may not be sufficient to cover the outstanding loans net realizable value.

	At June 30, 2016	At December 31, 2015
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$6,073	$5,688
Home equity loans and lines	450	270
Commercial real estate	5,322	4,631
Commercial business	3,037	10
Consumer	101	145
Total non-accrual loans	$14,983	$10,744

Ratios:
Non-accrual loans to total loans	0.89%	0.70%
Non-performing assets to total assets	0.67%	0.51%
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

	At June 30, 2016	At December 31, 2015
	(Dollars in thousands)

Performing troubled debt restructurings	$143	$148
Non-accrual troubled debt restructurings	1,164	1,183
Total	$1,307	$1,331

Ratios:
Performing troubled debt restructurings as a % of total loans	0.01%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.07%	0.08%
Total troubled debt restructurings as a % of total loans	0.08%	0.09%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At June 30, 2016	At December 31, 2015
	(In thousands)
Classified loans:
Substandard	$11,610	$6,963
Doubtful	696	712
Loss	—	—
Total classified loans	12,306	7,675
Special mention	16,031	13,421
Total criticized loans	$28,337	$21,096

The increase in substandard loans from the end of 2015 is mainly due to loans to one commercial customer which had a carrying value of $4.1 million at June 30, 2016.

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2016, there were $16.0 million of assets designated as special mention compared to $13.4 million at December 31, 2015. We have not identified any potential problem loans that are not included in the table above.
Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 1.07% at June 30, 2016 from 1.11% at December 31, 2015. The decline was due, in part, to the quarterly reassessment of the qualitative factor components of the reserve methodology, especially those associated with 1-4 family residential lending and home equity loans. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$16,985	$13,238	$17,102	$12,973
Charge-offs:
Commercial business	(8)	—	(113)	—
Consumer loans	(11)	(5)	(29)	(19)
Total charge-offs	(19)	(5)	(142)	(19)
Recoveries:
Commercial business	—	—	33	—
Total recoveries	—	—	33	—
Net charge-offs	(19)	(5)	(109)	(19)
Provision for loan losses	1,113	544	1,086	823
Balance at end of period	$18,079	$13,777	$18,079	$13,777
Ratios:
Net charge-offs to average loans outstanding	—%	—%	0.01%	—%
Allowance for loan losses to non-accrual loans at end of period	121%	251%	121%	251%
Allowance for loan losses to total loans at end of period (1)	1.07%	1.13%	1.07%	1.13%
(1) Total loans does not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30, 2016		At December 31, 2015
	Amount	Percent of Loans in Category of Total Loans	Amount	Percent of Loans in Category of Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$3,940	40.00%	$3,916	38.98%
Home equity	539	4.83	636	5.03
Commercial	7,622	36.23	7,147	36.46
Construction	1,747	6.38	1,364	5.18
Commercial business loans	3,282	10.60	2,839	11.87
Consumer loans	496	1.96	772	2.48
Total allocated allowance	17,626	100.00%	16,674	100.00%
Unallocated	453		428
Total	$18,079		$17,102

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
As of June 30, 2016, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	2.8%
-100	0.5%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at June 30, 2016, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 2.8% increase in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.5% increase in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2016 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 5.4% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 4.6% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At June 30, 2016, there were $215.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $353.9 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At June 30, 2016, the market value of collateral pledged consisted of $749.7 million of residential and commercial mortgage loans and $14.1 million of U.S. government and government-sponsored securities.

At June 30, 2016, the Company also had $39.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at June 30, 2016.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2016, cash and cash equivalents totaled $43.2 million, which was up from $33.3 million at December 31, 2015.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $167.1 million during the six months ended June 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $45.0 million for the six months ended June 30, 2016.

At June 30, 2016, we had $114.1 million in commitments to originate loans outstanding. In addition to commitments to originate loans, we had $279.9 million in unused lines of credit to borrowers and letters of credit and $47.9 million in undisbursed construction loans. Certificates of deposit due within one year of June 30, 2016 totaled $247.0 million, or 15.4% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of June 30, 2016 totaled $120.7 million, or 7.5% of total deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On December 30, 2014, a former employee filed a complaint in U.S. Federal District Court of Massachusetts, claiming wrongful termination following a whistleblower claim. This complaint alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act. By this complaint, the former employee requested payment with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in this complaint to be completely without merit and are defending this action in the Federal District Court.

Item 1A.	Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

A new accounting standard may require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective for Blue Hills Bancorp, Inc. and Blue Hills Bank for our first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Company announced that the Board of Directors authorized and regulators approved a stock repurchase program pursuant to which the Company would purchase up to 1,423,340 shares of its common stock, which represented approximately 5% of the Company's then issued and outstanding shares. The Company completed this repurchase program in February 2016, with an average price per share purchased of $14.14. On February 26, 2016, the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4%, or 1,119,000 shares, of the Company's issued and outstanding shares.  This program did not require permission from the Massachusetts Commissioner of Banks since it is being used to fund employee stock benefit plans. Repurchased shares are returned to the status of authorized but unissued shares. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plans:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

April 1, 2016-April 30, 2016	55,900	$13.47	55,900	827,100
May 1, 2016-May 31, 2016	8,000	$14.49	8,000	819,100
June 1, 2016-June 30, 2016	323,000	$14.40	323,000	496,100
	386,900	$14.27	386,900	496,100

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income for the three and six months ended June 30, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: August 4, 2016	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: August 4, 2016	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer