Form 10-Q
period 2016-09-30
Blue Hills Bancorp, Inc.
filed 2016-11-04
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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
500 River Ridge Drive
Norwood, Massachusetts 02062
(617) 360-6520
(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

320 Norwood Park South
Norwood, Massachusetts 02062
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
YES [   ]     NO [X]
As of October 31, 2016, there were 26,781,573 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	2
	Consolidated Statements of Net Income for the Three and Nine Months Ended September 30, 2016 and 2015	3
	Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2016 and 2015	4
	Consolidated Statements of Changes in Stockholders' Equity for the Nine Months Ended September 30, 2016 and 2015	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	49

Item 4.
	Controls and Procedures	49

	Part II. Other Information
Item 1.
	Legal Proceedings	49
Item 1A.
	Risk Factors	50
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.
	Defaults upon Senior Securities	51
Item 4.
	Mine Safety Disclosures	51
Item 5.
	Other Information	51
Item 6.
	Exhibits	51

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2016	December 31, 2015
(In thousands, except share data)
Assets
Cash and due from banks	$15,490	$10,932
Short-term investments	21,512	22,366
Total cash and cash equivalents	37,002	33,298
Securities available for sale, at fair value	210,273	231,690
Securities held to maturity, at amortized cost	197,863	200,141
Federal Home Loan Bank stock, at cost	13,505	13,567
Loans held for sale	2,134	12,877
Loans, net of allowance for loan losses of $17,730 at September 30, 2016 and $17,102 at December 31, 2015	1,741,490	1,523,275
Premises and equipment, net	21,362	20,015
Accrued interest receivable	5,388	5,344
Goodwill	9,160	9,160
Core deposit intangible	1,671	2,625
Net deferred tax asset	8,780	10,665
Bank-owned life insurance	31,743	31,626
Other assets	33,295	20,060
Total assets	$2,313,666	$2,114,343
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$184,964	$153,155
Interest bearing	1,496,493	1,280,694
Total deposits	1,681,457	1,433,849
Short-term borrowings	103,700	205,000
Long-term debt	105,000	55,000
Accrued expenses and other liabilities	33,820	21,665
Total liabilities	1,923,977	1,715,514

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,996,942 and 28,492,732 issued and outstanding at September 30, 2016 and December 31, 2015, respectively)	261	276
Additional paid-in capital	251,341	269,078
Unearned compensation-ESOP	(20,686)	(21,255)
Retained earnings	158,620	155,918
Accumulated other comprehensive income (loss)	153	(5,188)
Total stockholders' equity	389,689	398,829
Total liabilities and stockholders' equity	$2,313,666	$2,114,343
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$15,113	$11,509	$42,854	$32,695
Interest on securities	2,238	2,227	6,570	6,600
Dividends	312	1,673	606	1,885
Other	22	9	74	50
Total interest and dividend income	17,685	15,418	50,104	41,230
Interest expense:
Interest on deposits	2,732	1,926	7,508	5,434
Interest on borrowings	458	287	1,584	811
Total interest expense	3,190	2,213	9,092	6,245
Net interest and dividend income	14,495	13,205	41,012	34,985
Provision for loan losses	2,872	1,318	3,958	2,141
Net interest and dividend income, after provision for loan losses	11,623	11,887	37,054	32,844
Non-interest income:
Deposit account fees	347	319	971	987
Interchange and ATM fees	418	430	1,158	1,133
Mortgage banking	1,262	52	2,037	236
Loan level derivative income	770	513	1,731	1,287
Gains on sales and calls of available-for-sale securities	562	238	937	1,823
Gains on calls of held-to-maturity securities	—	—	45	—
Bank-owned life insurance income	262	258	776	763
Bank-owned life insurance death benefit gains	297	—	506	—
Miscellaneous	214	(116)	159	126
Total non-interest income	4,132	1,694	8,320	6,355
Non-interest expense:
Salaries and employee benefits	7,596	5,591	21,619	16,721
Occupancy and equipment	1,807	1,617	5,079	4,579
Data processing	908	939	2,472	2,601
Professional fees	743	610	1,902	1,909
Advertising	495	620	1,746	1,682
FDIC deposit insurance	270	262	968	807
Directors’ fees	344	112	1,081	329
Amortization of core deposit intangible	294	390	954	1,241
Other general and administrative	777	707	2,416	2,265
Total non-interest expense	13,234	10,848	38,237	32,134
Income before income taxes	2,521	2,733	7,137	7,065
Provision for income taxes	891	923	2,482	2,250
Net income	$1,630	$1,810	$4,655	$4,815

Earnings per common share:
Basic	$0.07	$0.07	$0.19	$0.18
Diluted	$0.07	$0.07	$0.19	$0.18
Weighted average shares outstanding:
Basic	24,129,512	26,183,381	24,585,570	26,250,065
Diluted	24,307,540	26,183,381	24,708,559	26,250,065
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net income	$1,630	$1,810	$4,655	$4,815
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	2,198	(4,504)	9,125	(5,135)
Reclassification adjustment for net gains realized in net income (1)	(562)	(238)	(937)	(1,823)
Reclassification of unrealized gains on securities transferred to held to maturity	—	(666)	—	(666)
Net change in unrealized gains (losses)	1,636	(5,408)	8,188	(7,624)
Tax effect	(570)	1,887	(2,858)	2,691
Net-of-tax amount	1,066	(3,521)	5,330	(4,933)
Securities held to maturity:
Reclassification of unrealized gains on securities transferred from available for sale	—	666	—	666
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(39)	(35)	(188)	(35)
Tax effect	14	(252)	67	(252)
Net-of-tax amount	(25)	379	(121)	379
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	68	27	204	83
Tax effect	(24)	(8)	(72)	(30)
Net-of-tax amount	44	19	132	53
Other comprehensive income (loss)	1,085	(3,123)	5,341	(4,501)
Comprehensive income (loss)	$2,715	$(1,313)	$9,996	$314
______________________

(1)
Amounts are included in gains on sales and calls of available-for-sale securities, net, in the consolidated statements of net income. Income tax expense associated with the reclassification adjustments for the three months ended September 30, 2016 and 2015 was $196,000 and $76,000, respectively. Income tax expense associated with the reclassification adjustments for the nine months ended September 30, 2016 and 2015 was $327,000 and $640,000, respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2016 and 2015 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive income (loss)	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2014	28,466,813	$285	$281,035	$(22,014)	$149,723	$2,577	$411,606
Comprehensive income (loss)	—	—	—	—	4,815	(4,501)	314
ESOP shares committed to be released	—	—	213	569	—	—	782
Common stock dividends paid ($0.02 per common share)	—	—	—	—	(569)	—	(569)
Purchase of common stock	(316,500)	(3)	(4,518)	—	—	—	(4,521)
Balance at September 30, 2015	28,150,313	$282	$276,730	$(21,445)	$153,969	$(1,924)	$407,612

Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	4,655	5,341	9,996
ESOP shares committed to be released	—	—	249	569	—	—	818
Common stock dividends paid ($0.08 per common share)	—	—	—	—	(1,953)	—	(1,953)
Repurchase of common stock	(1,517,840)	(15)	(21,592)	—	—	—	(21,607)
Restricted stock grants	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(9,400)	—	—	—	—	—	—
Share-based compensation expense	—	—	3,606	—	—	—	3,606
Balance at September 30, 2016	26,996,942	$261	$251,341	$(20,686)	$158,620	$153	$389,689

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$4,655	$4,815
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,958	2,141
Net amortization of securities	2,427	2,813
Gains on sales and calls of available-for-sale securities, net	(937)	(1,823)
Gains on calls of held-to-maturity securities	(45)	—
Net change in loans held for sale	(798)	571
Net amortization (accretion) of deferred loan origination costs and discounts	414	(130)
Depreciation and amortization of premises and equipment	1,448	1,303
Amortization of core deposit intangible	954	1,241
Bank-owned life insurance income	(1,282)	(763)
ESOP expense	818	782
Deferred income tax provision (benefit)	(978)	274
Share-based compensation expense	3,606	—
Net change in:
Accrued interest receivable	(44)	(741)
Other assets	(13,235)	(3,441)
Accrued expenses and other liabilities	12,359	(6,875)
Net cash provided by operating activities	13,320	167
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(54,835)	(139,939)
Sales	78,990	91,197
Maturities/calls	2,820	5,632
Principal paydowns	2,129	23,211
Activity in securities held to maturity:
Purchases	(46,396)	(8,074)
Maturities/calls	22,235	3,000
Principal paydowns	25,307	4,108
Loan originations and purchases, net of paydowns	(232,209)	(236,228)
Proceeds from residential portfolio loan sales	21,163	7,608
Net purchases of premises and equipment	(2,795)	(2,000)
Purchase of FHLBB stock	(4,044)	—
Redemption of FHLBB stock	4,106	—
Proceeds from bank-owned life insurance death benefit	1,165	—
Net cash used in investing activities	(182,364)	(251,485)
(continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	209,201	96,484
Net change in brokered deposits	38,407	35,758
Net change in short-term borrowings	(101,300)	75,000
Proceeds from long-term debt	50,000	10,000
Repurchase of common stock	(21,607)	(4,521)
Common stock dividends paid	(1,953)	(569)
Net cash provided by financing activities	172,748	212,152
Net change in cash and cash equivalents	3,704	(39,166)
Cash and cash equivalents at beginning of period	33,298	60,146
Cash and cash equivalents at end of period	$37,002	$20,980
Supplementary information:
Interest paid	$8,976	$6,215
Income taxes paid, net of refunds	3,438	2,958
Amounts transferred from available for sale to held to maturity	—	196,958
Portfolio loans transferred to loans held for sale designation	—	20,669
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

The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2015, included in the Company's annual report on Form 10-K.

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

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient prior loss experience, the national peer group losses for relevant portfolios generally over the years 2008-2015 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our Residential real estate, Home equity, Commercial real estate, Commercial business and Consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

On August 26, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230), a consensus of the FASB’s Emerging Issues Task Force. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows such as debt repayments, settlement of zero-coupon bonds, settlement of insurance claims and policies, and distributions from equity method investees. For public business entities, the standard is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, provided that all of the amendments are adopted in the same period. The guidance requires application using a retrospective transition method. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$11,681	$2	$(29)	$11,654
Other asset-backed securities	9,790	15	(158)	9,647
Total mortgage- and other asset-backed securities	21,471	17	(187)	21,301
Municipal bonds	10,239	386	—	10,625
Financial services:
Banks	17,638	262	(2)	17,898
Diversified financials	16,563	504	(32)	17,035
Insurance and REITs	17,290	493	(3)	17,780
Total financial services	51,491	1,259	(37)	52,713
Other corporate:
Industrials	53,813	1,642	(80)	55,375
Utilities	25,160	831	(54)	25,937
Total other corporate	78,973	2,473	(134)	81,312
Total debt securities	162,174	4,135	(358)	165,951

Marketable equity securities:
Mutual funds:
Domestic community	3,216	115	(8)	3,323
Global asset allocation	42,396	145	(1,542)	40,999
Total marketable equity securities	45,612	260	(1,550)	44,322
Total securities available for sale	$207,786	$4,395	$(1,908)	$210,273

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$600	$5	$—	$605
Government-sponsored enterprises	26,242	27	(54)	26,215
Government-sponsored mortgage-backed and collateralized mortgage obligations	156,291	2,279	(52)	158,518
SBA asset-backed securities	14,730	64	(203)	14,591
Total securities held to maturity	$197,863	$2,375	$(309)	$199,929

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$13,126	$—	$(195)	$12,931
Other asset-backed securities	11,395	—	(142)	11,253
Total other mortgage- and asset-backed securities	24,521	—	(337)	24,184
Municipal bonds	16,016	354	(55)	16,315
Financial services:
Banks	18,813	138	(90)	18,861
Diversified financials	23,124	349	(173)	23,300
Insurance and REITs	16,883	1	(282)	16,602
Total financial services	58,820	488	(545)	58,763
Other corporate:
Industrials	55,470	306	(1,244)	54,532
Utilities	31,952	7	(1,639)	30,320
Total other corporate	87,422	313	(2,883)	84,852
Total debt securities	186,779	1,155	(3,820)	184,114

Marketable equity securities:
Mutual funds:
Global equity	5,000	388	—	5,388
Domestic community	3,216	70	(13)	3,273
Global asset allocation	42,396	3	(3,484)	38,915
Total marketable equity securities	50,612	461	(3,497)	47,576
Total securities available for sale	$237,391	$1,616	$(7,317)	$231,690

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$636	$—	$(2)	$634
Government-sponsored enterprises	28,256	94	(126)	28,224
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,232	10	(832)	154,410
SBA asset-backed securities	16,017	—	(59)	15,958
Total securities held to maturity	$200,141	$104	$(1,019)	$199,226

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At September 30, 2016, there are $383,000 of net holding gains remaining in accumulated other comprehensive income.

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2016 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$3,458	$3,460	$600	$605
After 1 year through 5 years	62,541	63,891	11,195	11,214
After 5 years through 10 years	64,129	66,406	15,047	15,001
After 10 years	10,575	10,893	—	—
	140,703	144,650	26,842	26,820
Mortgage- and asset-backed securities and collateralized mortgage obligations	21,471	21,301	171,021	173,109
	$162,174	$165,951	$197,863	$199,929

For the three months ended September 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $18.8 million and $4.5 million, respectively. Gross realized gains, for the same two periods, amounted to $569,000 and $236,000, respectively, and gross realized losses amounted to $7,000 and $0, respectively. For the nine months ended September 30, 2016 and 2015, proceeds from sales of securities available for sale amounted to $79.0 million and $91.2 million, respectively. Gross realized gains, for the same two periods, amounted to $1.9 million and $1.9 million, respectively, and gross realized losses amounted to $981,000 and $35,000, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed	$(5)	$2,607	$(24)	$7,023
Other asset-backed	(3)	3,290	(155)	3,732
Total mortgage- and other asset-backed securities	(8)	5,897	(179)	10,755
Financial services:
Banks	(2)	1,766	—	—
Diversified financials	(32)	1,492	—	—
Insurance and REITs	(3)	1,325	—	—
Total financial services	(37)	4,583	—	—
Other corporate:
Industrials	(35)	5,918	(45)	2,346
Utilities	(38)	2,664	(16)	779
Total other corporate	(73)	8,582	(61)	3,125
Total debt securities	(118)	19,062	(240)	13,880
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(8)	458
Global asset allocation	(89)	11,794	(1,453)	20,305
Total marketable equity securities	(89)	11,794	(1,461)	20,763
Total temporarily impaired available-for-sale securities	$(207)	$30,856	$(1,701)	$34,643

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(54)	$15,939	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(52)	12,669	—	—
SBA asset-backed securities	(203)	11,875	—	—
Total temporarily impaired held-to-maturity securities	$(309)	$40,483	$—	$—

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

At September 30, 2016, multiple debt securities have unrealized losses with aggregate depreciation of less than 2.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2016.

At September 30, 2016, the Company had several mutual funds with unrealized losses of $1.6 million, or 5.0% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Other mortgage- and asset-backed securities:
Privately issued commercial mortgage- backed securities	$(84)	$5,166	$(111)	$7,765
Other asset-backed securities	(142)	11,253	—	—
Total other mortgage- and asset-backed securities	(226)	16,419	(111)	7,765
Municipal bonds	(55)	3,324	—	—
Financial services:
Banks	(90)	14,070	—	—
Diversified financials	(173)	15,397	—	—
Insurance and REITs	(282)	14,487	—	—
Total financial services	(545)	43,954	—	—
Other corporate:
Industrials	(957)	43,848	(287)	395
Utilities	(1,387)	25,353	(252)	1,618
Total other corporate	(2,344)	69,201	(539)	2,013
Total debt securities	(3,170)	132,898	(650)	9,778
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(13)	453
Global asset allocation	(3,484)	36,609	—	—
Total marketable equity securities	(3,484)	36,609	(13)	453
Total temporarily impaired available-for-sale securities	$(6,654)	$169,507	$(663)	$10,231

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
U.S. Treasury	$(2)	$634	$—	$—
Government-sponsored enterprises	(126)	14,084	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(832)	144,820	—	—
SBA asset-backed securities	(59)	15,958	—	—
Total temporarily impaired held-to-maturity securities	$(1,019)	$175,496	$—	$—

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Real estate:
1-4 family residential	$743,601	$599,938
Home equity	80,220	77,399
Commercial real estate	661,467	561,203
Construction	71,641	79,773
	1,556,929	1,318,313
Commercial business	169,532	182,677
Consumer	30,925	38,186
Total loans	1,757,386	1,539,176
Allowance for loan losses	(17,730)	(17,102)
Discount and fair value adjustments on purchased loans	(1,912)	(1,959)
Deferred loan costs and fees, net	3,746	3,160
Loans, net	$1,741,490	$1,523,275

Activity in the allowance for loan losses for the three and nine months ended September 30, 2016 and 2015, and by loan segment follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2016
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079
Provision (credit) for loan losses	272	5	834	(568)	2,351	(13)	(9)	2,872
Loans charged-off	—	—	(321)	—	(2,985)	(17)	—	(3,323)
Recoveries	100	—	—	—	2	—	—	102
Allowance at September 30, 2016	$4,312	$544	$8,135	$1,179	$2,650	$466	$444	$17,730

Three Months Ended September 30, 2015
Allowance at June 30, 2015	$3,407	$419	$4,568	$1,024	$2,991	$680	$688	$13,777
Provision (credit) for loan losses	153	126	652	(302)	580	44	65	1,318
Loans charged-off	—	—	—	—	—	(13)	—	(13)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2015	$3,560	$545	$5,220	$722	$3,571	$711	$753	$15,082

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	296	(92)	1,309	(185)	2,874	(260)	16	3,958
Loans charged-off	—	—	(321)	—	(3,098)	(46)	—	(3,465)
Recoveries	100	—	—	—	35	—	—	135
Allowance at September 30, 2016	$4,312	$544	$8,135	$1,179	$2,650	$466	$444	$17,730

Nine Months Ended September 30, 2015
Allowance at December 31, 2014	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	338	205	1,669	(334)	161	7	95	2,141
Loans charged-off	—	—	—	—	—	(32)	—	(32)
Recoveries	—	—	—	—	—	—	—	—
Allowance at September 30, 2015	$3,560	$545	$5,220	$722	$3,571	$711	$753	$15,082

Additional information pertaining to the allowance for loan losses at September 30, 2016 and December 31, 2015 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
September 30, 2016
Allowance related to impaired loans	$—	$—	$—	$—	$—	$—	$—	$—
Allowance related to non-impaired loans	4,312	544	8,135	1,179	2,650	466	444	17,730
Total allowance for loan losses	$4,312	$544	$8,135	$1,179	$2,650	$466	$444	$17,730
Impaired loans	$6,401	$589	$752	$—	$70	$178	$—	$7,990
Non-impaired loans	737,200	79,631	660,715	71,641	169,462	30,747	—	1,749,396
Total loans	$743,601	$80,220	$661,467	$71,641	$169,532	$30,925	$—	$1,757,386
December 31, 2015
Allowance related to impaired loans	$—	$—	$384	$—	$10	$10	$—	$404
Allowance related to non-impaired loans	3,916	636	6,763	1,364	2,829	762	428	16,698
Total allowance for loan losses	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Impaired loans	$6,114	$270	$4,631	$—	$10	$145	$—	$11,170
Non-impaired loans	593,824	77,129	556,572	79,773	182,667	38,041	—	1,528,006
Total loans	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$—	$1,539,176

The following is a summary of past due and non-accrual loans, by loan class, at September 30, 2016 and December 31, 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2016
Real estate:
1-4 family residential	$2,176	$1,311	$1,012	$4,499	$6,260
Home equity	693	387	396	1,476	589
Commercial real estate	—	—	752	752	752
Commercial business	15	—	28	43	70
Construction	981	—	—	981	—
Consumer	408	—	82	490	178
Total	$4,273	$1,698	$2,270	$8,241	$7,849

December 31, 2015
Real estate:
1-4 family residential	$2,287	$—	$990	$3,277	$5,688
Home equity	1,031	19	176	1,226	270
Commercial real estate	—	1,249	—	1,249	4,631
Commercial business	23	—	—	23	10
Consumer	3	80	120	203	145
Total	$3,344	$1,348	$1,286	$5,978	$10,744

There were no loans past due 90 days or more and still accruing interest at September 30, 2016 and December 31, 2015.
The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2016	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,401	$7,011	$—
Home equity	589	764	—
Commercial real estate	752	1,073	—
Commercial	70	3,140	—
Consumer	178	187	—
Total impaired loans	$7,990	$12,175	$—

December 31, 2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,114	$6,824	$—
Home equity	270	425	—
Consumer	35	39	—
Total	6,419	7,288	—

Impaired loans with a valuation allowance:
Commercial real estate	4,631	4,631	384
Commercial business	10	11	10
Consumer	110	110	10
Total	4,751	4,752	404

Total impaired loans	$11,170	$12,040	$404

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30, 2016	(In thousands)
Real estate:
1-4 family residential	$6,445	$186
Home equity	520	5
Commercial real estate	3,037	41
Consumer	136	2
Commercial	1,538	6
Total	$11,676	$240

Three Months Ended September 30, 2015
Real estate:
1-4 family residential	$4,559	$53
Home equity	717	6
Consumer	95	1
Total	$5,371	$60

Nine Months Ended September 30, 2016
Real estate:
1-4 family residential	$6,383	$331
Home equity	405	13
Commercial real estate	3,755	135
Consumer	156	6
Commercial	771	36
Total	$11,470	$521

Nine Months Ended September 30, 2015
Real estate:
1-4 family residential	$4,558	$196
Home equity	652	20
Consumer	62	3
Total	$5,272	$219

No additional funds are committed to be advanced in connection with impaired loans.

There were no significant troubled debt restructurings recorded during the three and nine months ended September 30, 2016 or 2015.

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

The following tables present the Company’s loans by risk rating at September 30, 2016 and December 31, 2015:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
September 30, 2016
Loans rated 1 - 6	$1,062	$295	$644,198	$71,641	$162,047	$4	$879,247
Loans rated 7	4,033	504	11,242	—	7,442	157	23,378
Loans rated 8	2,003	144	6,027	—	43	31	8,248
Loans rated 9	648	—	—	—	—	—	648
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	735,855	79,277	—	—	—	30,733	845,865
	$743,601	$80,220	$661,467	$71,641	$169,532	$30,925	$1,757,386
December 31, 2015
Loans rated 1 - 6	$1,950	$465	$548,360	$79,773	$181,792	$6	$812,346
Loans rated 7	4,461	321	7,765	—	874	—	13,421
Loans rated 8	1,592	144	5,078	—	—	149	6,963
Loans rated 9	701	—	—	—	11	—	712
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	591,234	76,469	—	—	—	38,031	705,734
	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$1,539,176

NOTE 5 - DERIVATIVES

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

The table below presents information about derivative financial instruments not designated as hedging instruments at September 30, 2016 and December 31, 2015.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
September 30, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$379,736	$18,783	$379,736	$19,893
Other contracts	15,983	33	27,853	140
Total derivatives	$395,719	$18,816	$407,589	$20,033
December 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$282,546	$7,956	$282,546	$8,411
Other contracts	8,300	6	12,698	78
Total derivatives	$290,846	$7,962	$295,244	$8,489

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

Mortgage Banking Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will subsequently be sold in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in non-interest income.

Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of mortgage loan commitments as of September 30, 2016 was $6.4 million. The fair value of such commitments was $129,000 and was included in other assets on the consolidated balance sheet.

To protect against the price risk inherent in derivative loan commitments, the Company utilizes “best efforts” forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.

With a “best efforts” contract, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally, the price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower).

The Company expects that these forward sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of forward loan sale commitments at September 30, 2016 was $8.5 million. The fair value of such commitments was a gain of $19,000 included in other assets and a loss of $35,000 included in other liabilities on the consolidated balance sheet.

NOTE 6 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
NOW and demand	$337,225	$288,143
Regular savings	270,067	287,344
Money market	518,360	368,050
Brokered money market	46,235	41,807
Total non-certificate accounts	1,171,887	985,344

Term certificates of $250,000 or more	79,815	65,364
Term certificates less than $250,000	259,249	246,614
Brokered term certificates	170,506	136,527
Total term certificate accounts	509,570	448,505
Total deposits	$1,681,457	$1,433,849

At September 30, 2016, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$285,918	0.66%
1-2 years	96,686	1.26
2-3 years	46,631	1.47
3-4 years	59,640	1.98
4 years and beyond	20,695	1.79
	$509,570	1.05%

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

Interest rate swap agreements: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

Forward loan sale commitments and derivative loan commitments: Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, deferred origination fees/costs and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2016 and December 31, 2015, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2016
Assets
Securities available for sale:
Debt securities	$—	$165,951	$—	$165,951
Marketable equity securities	44,322	—	—	44,322
Derivative assets:
Interest rate swap agreements	—	18,816	—	18,816
Forward loan sale commitments	—	—	19	19
Mortgage loan commitments	—	—	129	129
Total assets	$44,322	$184,767	$148	$229,237
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$20,033	$—	$20,033
Forward loan sale commitments	—	—	35	35
Total liabilities	$—	$20,033	$35	$20,068

December 31, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,114	$—	$184,114
Marketable equity securities	47,576	—	—	47,576
Interest rate swap agreements	—	7,962	—	7,962
Total assets	$47,576	$192,076	$—	$239,652
Liabilities
Interest rate swap agreements	$—	$8,489	$—	$8,489

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

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$812	$—	$—	$4,752
Total assets	$—	$—	$812	$—	$—	$4,752

The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Impaired loans	$(2,690)	$—	$(2,997)	$—
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2016
Financial assets:
Cash and cash equivalents	$37,002	$37,002	$—	$—	$37,002
Securities available for sale	210,273	44,322	165,951	—	210,273
Securities held to maturity	197,863	605	199,324		199,929
Federal Home Loan Bank stock	13,505	—	—	13,505	13,505
Loans and loans held for sale	1,743,624	—	—	1,752,000	1,752,000
Accrued interest receivable	5,388	—	—	5,388	5,388
Financial liabilities:
Deposits	1,681,457	—	—	1,684,592	1,684,592
Borrowings	208,700	—	209,099	—	209,099
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	18,816	—	18,816	—	18,816
Forward loan sale commitments	19	—	—	19	19
Mortgage loan commitments	129	—	—	129	129
Derivative liabilities:
Interest rate swap agreements	20,033	—	20,033	—	20,033
Forward loan sale commitments	35	—	—	35	35

December 31, 2015
Financial assets:
Cash and cash equivalents	$33,298	$33,298	$—	$—	$33,298
Securities available for sale	231,690	47,576	184,114	—	231,690
Securities held to maturity	200,141	634	198,592	—	199,226
Federal Home Loan Bank stock	13,567	—	—	13,567	13,567
Loans and loans held for sale	1,536,152	—	—	1,538,809	1,538,809
Accrued interest receivable	5,344	—	—	5,344	5,344
Financial liabilities:
Deposits	1,433,849	—	—	1,434,179	1,434,179
Borrowings	260,000	—	260,244	—	260,244
On-balance sheet derivative financial instruments:
Interest rate swap agreements:
Assets	7,962	—	7,962	—	7,962
Liabilities	8,489	—	8,489	—	8,489

NOTE 8 - COMPREHENSIVE INCOME
Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive income (loss), included in stockholders' equity, are as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$2,487	$(5,701)
Tax effect	(913)	1,945
Net-of-tax amount	1,574	(3,756)
Securities held to maturity:
Net unrealized gain on transferred securities	383	571
Tax effect	(130)	(197)
Net-of-tax amount	253	374
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,654)	(2,858)
Tax effect	980	1,052
Net-of-tax amount	(1,674)	(1,806)
	$153	$(5,188)

Changes in accumulated other comprehensive income (loss), by component, follow:

	Three Months Ended September 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at June 30, 2016	$508	$278	$(1,718)	$(932)
Other comprehensive income before reclassification adjustments	2,198	—	—	2,198
Reclassification adjustments:
Net realized gains	(562)	—	—	(562)
Amortization of actuarial losses	—	—	68	68
Amortization of amounts previously recorded upon transfer from available for sale	—	(39)	—	(39)
Tax effects	(570)	14	(24)	(580)
Net current-period other comprehensive income (loss)	1,066	(25)	44	1,085
Balance at September 30, 2016	$1,574	$253	$(1,674)	$153

	Three Months Ended September 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at June 30, 2015	$1,980	$—	$(781)	$1,199
Other comprehensive loss before reclassification adjustments	(4,504)	—	—	(4,504)
Reclassification adjustments:
Net realized gains	(238)	—	—	(238)
Amortization of actuarial losses	—	—	27	27
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer from available for sale	—	(35)	—	(35)
Tax effects	1,887	(252)	(8)	1,627
Net current-period other comprehensive income (loss)	(3,521)	379	19	(3,123)
Balance at September 30, 2015	$(1,541)	$379	$(762)	$(1,924)

	Nine Months Ended September 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2015	$(3,756)	$374	$(1,806)	$(5,188)
Other comprehensive income before reclassification adjustments	9,125	—	—	9,125
Reclassification adjustments:
Net realized gains	(937)	—	—	(937)
Amortization of actuarial losses	—	—	204	204
Amortization of amounts previously recorded upon transfer from available for sale	—	(188)	—	(188)
Tax effects	(2,858)	67	(72)	(2,863)
Net current-period other comprehensive income (loss)	5,330	(121)	132	5,341
Balance at September 30, 2016	$1,574	$253	$(1,674)	$153

	Nine Months Ended September 30, 2015
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2014	$3,392	$—	$(815)	$2,577
Other comprehensive loss before reclassification adjustments	(5,135)	—	—	(5,135)
Reclassification adjustments:
Net realized gains	(1,823)	—	—	(1,823)
Amortization of actuarial losses	—	—	83	83
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer from available for sale	—	(35)	—	(35)
Tax effects	2,691	(252)	(30)	2,409
Net current-period other comprehensive income (loss)	(4,933)	379	53	(4,501)
Balance at September 30, 2015	$(1,541)	$379	$(762)	$(1,924)

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

Effective January 1, 2015, federal banking regulations changed with regard to minimum capital requirements for community banking institutions. The regulations include a minimum ratio of common equity Tier 1 capital to risk-weighted assets of
4.5%, raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, commencing January 1, 2016. Also, certain new deductions from and adjustments to regulatory capital will be phased in over several years. Management believes that the Company's capital levels will remain characterized as "well capitalized" throughout the phase in periods. The application of the Capital Conservation Buffer resulted in no limitations to payout of retained earnings as of September 30, 2016.

As of September 30, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of September 30, 2016 and December 31, 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
September 30, 2016
Total capital (to risk weighted assets)	$394,035	21.7%	$145,244	8.0%	181,555	10.0%
Tier 1 capital (to risk weighted assets)	376,305	20.7	108,933	6.0	145,244	8.0
Common equity Tier 1 (to risk weighted assets)	376,305	20.7	81,700	4.5	118,011	6.5
Tier 1 capital (to average assets)	376,305	16.7	90,155	4.0	112,693	5.0
December 31, 2015
Total capital (to risk weighted assets)	$407,444	24.8%	$131,231	8.0%	164,039	10.0%
Tier 1 capital (to risk weighted assets)	390,342	23.8	98,423	6.0	131,231	8.0
Common equity Tier 1 (to risk weighted assets)	390,342	23.8	73,818	4.5	106,625	6.5
Tier 1 capital (to average assets)	390,342	19.6	79,658	4.0	99,573	5.0
Blue Hills Bank:
September 30, 2016
Total capital (to risk weighted assets)	$308,013	17.0%	$144,952	8.0%	$181,190	10.0%
Tier 1 capital (to risk weighted assets)	290,283	16.0	108,714	6.0	144,952	8.0
Common equity Tier 1 (to risk weighted assets)	290,283	16.0	81,536	4.5	117,774	6.5
Tier 1 capital (to average assets)	290,283	12.9	90,127	4.0	112,659	5.0
December 31, 2015
Total capital (to risk weighted assets)	$296,309	18.1%	$130,832	8.0%	$163,540	10.0%
Tier 1 capital (to risk weighted assets)	279,207	17.1	98,124	6.0	130,832	8.0
Common equity Tier 1 (to risk weighted assets)	279,207	17.1	73,593	4.5	106,301	6.5
Tier 1 capital (to average assets)	279,207	14.0	79,867	4.0	99,608	5.0

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

	September 30, 2016	December 31, 2015

Allocated	150,229	75,912
Committed to be allocated	56,986	75,912
Unallocated	2,068,533	2,124,846
	2,275,748	2,276,670

The fair value of unallocated shares was approximately $31.1 million and $32.5 million at September 30, 2016 and December 31, 2015, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2016 and 2015 was $277,000 and $274,000, respectively. Total compensation expense recognized for the nine months ended September 30, 2016 and 2015 was $818,000 and $782,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,
	2016	2015
	(In thousands, except share amounts)
Net income applicable to common stock	$1,630	$1,810

Average number of common shares outstanding	26,207,612	28,337,603
Less: Average unallocated ESOP shares	(2,078,100)	(2,154,222)
Average number of common shares outstanding used to calculate basic earnings per common share	24,129,512	26,183,381

Effect of dilutive unvested restricted stock awards	178,028	—
Average number of common shares outstanding used to calculate diluted earnings per common share	24,307,540	26,183,381

Earnings per common share:
Basic	$0.07	$0.07
Diluted	$0.07	$0.07

	Nine Months Ended September 30,
	2016	2015
	(In thousands, except share amounts)
Net income applicable to common stock	$4,655	$4,815

Average number of common shares outstanding	26,682,260	28,423,110
Less: Average unallocated ESOP shares	(2,096,690)	(2,173,045)
Average number of common shares outstanding used to calculate basic earnings per common share	24,585,570	26,250,065

Effect of dilutive unvested restricted stock awards	122,989	—
Average number of common shares outstanding used to calculate diluted earnings per common share	24,708,559	26,250,065

Earnings per common share:
Basic	$0.19	$0.18
Diluted	$0.19	$0.18

Options for 2,461,350 shares were not included in the computation of diluted earnings per common share because to do so would have been antidilutive for the three and nine months ended September 30, 2016.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the nine months ended September 30, 2016.

Date of grant	February 29, 2016
Options granted	55,000
Vesting period (years)	5
Expiration date	February 28, 2026
Expected volatility	28.47%
Expected life (years)	6.5
Expected dividend yield	0.58%
Risk free interest rate	1.38%
Fair value per option	$4.02

A summary of the status of the Company's stock option grants for the nine months ended September 30, 2016, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	2,434,000	$14.07		$—
Granted	55,000	13.80		—
Forfeited	(27,650)	14.07		—
Outstanding at September 30, 2016	2,461,350	$14.06	9.03	$2,353,133
Exercisable at September 30, 2016	—	$—	—	$—
Unrecognized compensation cost at September 30, 2016	$8,237,000
Weighted average remaining recognition period (years)	4.03

For the three and nine months ended September 30, 2016, share-based compensation expense applicable to the stock options was $513,000 and $1,509,000, respectively, and the recognized tax benefit related to this expense was $126,000 and $376,000. There was no share-based compensation expense related to stock options for the three and nine months September 30, 2015.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted, 40,000 are performance based.

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September 30, 2016:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2015	983,175	$14.07
Granted	31,450	13.83
Forfeited	(9,400)	14.07
Nonvested stock awards at September 30, 2016	1,005,225	$14.06
Unrecognized compensation cost inclusive of directors' fees at September 30,2016	$11,388,000
Weighted average remaining recognition period (years)	4.04

For the three and nine months ended September 30, 2016, share-based compensation expense applicable to restricted stock awards was $712,000 and $2,097,000, respectively, and the recognized tax benefit related to this expense was $249,000 and $738,000 respectively. There was no share-based compensation expense related to restricted stock awards for the three and nine months ended September 30, 2015.

NOTE 13 - SUBSEQUENT EVENTS

On November 2, 2016, the Bank notified customers that on Wednesday February 1, 2017 they would be closing the Brookline Branch location.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2016 and 2015 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2016 and December 31, 2015

Total Assets. Total assets increased $199.3 million, or 9.4%, to $2.3 billion at September 30, 2016 from $2.1 billion at December 31, 2015, mainly driven by loan growth.

Loans. Net loans grew $218.2 million, or 14.3%, from the end of 2015 to $1.7 billion at September 30, 2016. The higher level of net loans was driven primarily by growth in residential mortgage and commercial real estate loans. Other categories had minor changes with home equity up slightly while commercial business loans, construction loans and other consumer loans declined.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2016		At December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$743,601	42.31%	$599,938	38.98%
Home equity	80,220	4.56	77,399	5.03
Commercial	661,467	37.64	561,203	36.46
Construction	71,641	4.08	79,773	5.18
Total real estate	1,556,929	88.59	1,318,313	85.65
Commercial business	169,532	9.65	182,677	11.87
Consumer	30,925	1.96	38,186	2.48
Total loans	1,757,386	100.00%	1,539,176	100.00%
Allowance for loan losses	(17,730)		(17,102)
Discount and fair value adjustments on purchased loans	(1,912)		(1,959)
Deferred loan costs, net	3,746		3,160
Loans, net	$1,741,490		$1,523,275

Securities Available for Sale and Securities Held to Maturity. Total securities were $408.1 million at September 30, 2016 compared to $431.8 million at December 31, 2015. The decline mainly reflects sales of securities. Net unrealized gains on securities available for sale were $2.5 million at September 30, 2016 compared to net unrealized losses of $5.7 million at December 31, 2015. The improvement mainly reflects the impact of a decline in interest rates on the value of fixed income securities. At September 30, 2016, 52% of securities were in the available for sale category compared to 54% at December 31, 2015.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At September 30, 2016		At December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and asset-backed securities:
Private label commercial mortgage-backed securities	$11,681	$11,654	$13,126	$12,931
Other asset-backed securities	9,790	9,647	11,395	11,253
Total mortgage- and asset-backed securities	21,471	21,301	24,521	24,184
Municipal bonds	10,239	10,625	16,016	16,315
Financial services:
Banks	17,638	17,898	18,813	18,861
Diversified financials	16,563	17,035	23,124	23,300
Insurance and REITs	17,290	17,780	16,883	16,602
Total financial services	51,491	52,713	58,820	58,763
Other corporate:
Industrials	53,813	55,375	55,470	54,532
Utilities	25,160	25,937	31,952	30,320
Total other corporate	78,973	81,312	87,422	84,852
Total debt securities	162,174	165,951	186,779	184,114
Marketable equity securities:
Mutual funds:
Global equity	—	—	5,000	5,388
Domestic community	3,216	3,323	3,216	3,273
Global asset allocation	42,396	40,999	42,396	38,915
Total marketable equity securities	45,612	44,322	50,612	47,576
Total securities available for sale	$207,786	$210,273	$237,391	$231,690

Securities held to maturity:
Debt securities:
U.S. Treasury	$600	$605	$636	$634
Government-sponsored enterprises - debt	26,242	26,215	28,256	28,224
Government-sponsored enterprises - mortgage-backed and collateralized mortgage obligations	156,291	158,518	155,232	154,410
SBA asset-backed securities	14,730	14,591	16,017	15,958
Total securities held to maturity	$197,863	$199,929	$200,141	$199,226
The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and real estate financings.
At September 30, 2016, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.
Cash and Cash Equivalents. Cash and cash equivalents increased by $3.7 million, or 11.1%, to $37.0 million at September 30, 2016 from $33.3 million at December 31, 2015. The increase mainly reflects a higher level of cash and due from banks.

Goodwill and Core Deposit Intangible. At September 30, 2016, goodwill and core deposit intangible assets totaled $10.8 million compared to $11.8 million at December 31, 2015. The balances relate to the Nantucket Bank acquisition and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2015 is due solely to amortization of the core deposit intangible.
Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first nine months of 2016 as a result of current period earnings on such policies being offset by the receipt of death benefits. The investment was $31.7 million at September 30, 2016 compared to $31.6 million at December 31, 2015.
Deposits. Total deposits increased by $247.6 million, or 17.3%, from the end of 2015 to $1.7 billion at September 30, 2016. The increase from December 31, 2015 was primarily driven by growth in money market deposits of $150.3 million, NOW and demand deposits of $49.1 million, brokered certificates of deposit of $34.0 million and customer certificates of deposit of $27.1 million. The growth in money market deposits was mainly due to higher levels of municipal deposits as well as promotional rate programs at the Company's newest branch in Westwood, which opened in the fourth quarter of 2015. All customer segments (consumer, commercial and municipal) contributed to the growth in deposits during the first nine months of 2016.
Borrowings. Total borrowings declined by $51.3 million, or 19.7%, from the end of 2015 to $208.7 million at September 30, 2016. Despite the increase in loans during the first half of 2016, the Company was able to reduce borrowings due to growth in deposits and sales of securities. Short-term borrowings were $103.7 million at September 30, 2016 compared to $205.0 million at December 31, 2015 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $105.0 million at September 30, 2016 compared to $55.0 million at December 31, 2015 and consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturities ranging from 2017 through 2021.
Stockholders' Equity. Total stockholders' equity decreased $9.1 million, or 2.3%, to $389.7 million at September 30, 2016 from $398.8 million at December 31, 2015. The decline in stockholders' equity from the end of 2015 mainly reflects the repurchase of 1,517,840 shares of the Company's common stock at an average price of $14.20 for a total cost of $21.6 million. In late February 2016, the Company announced the completion of its first stock repurchase program pursuant to which the Company bought back 1,423,340 shares, representing approximately 5% of its outstanding shares. At the same time, the Board of Directors authorized a second repurchase program for up to 1,119,000 shares of common stock which represents approximately 4% of the Company's issued and outstanding shares. On September 13, 2016, the Company announced that the Board of Directors authorized the Company’s third repurchase program for up to 1,345,087 shares of common stock, which represents approximately 5% of the Company's issued and outstanding shares, and that the third repurchase program would commence upon completion of the second repurchase program. At September 30, 2016, the Company had 95,200 shares remaining to repurchase under the second repurchase program, however, the program was completed in October 2016. Partial offsets to the decline in shareholders' equity from share repurchases and dividend payments, consisted primarily of an improvement of $5.3 million in accumulated other comprehensive income related to an increase in the value of available-for-sale securities and $4.7 million of net income in the first nine months of 2016. The tangible common equity ratio declined to 16.45% at September 30, 2016 from 18.41% at December 31, 2015.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2016 and 2015

General. The Company reported net income of $1.6 million, or $0.07 per diluted share, for the three months ended September 30, 2016 compared to net income of $1.8 million, or $0.07 per diluted share, for the three months ended September 30, 2015. The Company reported net income of $4.7 million, or $0.19 per diluted share, for the nine months ended September 30, 2016 compared to net income of $4.8 million, or $0.18 per diluted share, for the nine months ended September 30, 2015.

As previously disclosed in a Form 8-K as filed with the Securities and Exchange Commission on September 13, 2016, the Company recorded a charge-off of $3.3 million in the third quarter of 2016 related to problem loans to one commercial customer and this charge-off, when combined with the effect of a specific reserve of $558,000 ($366,000 after-tax) established against these loans during the second quarter of 2016, resulted in a pre-tax charge against third quarter income of $2.7 million ($1.8 million after-tax). Excluding these charges, net income for the third quarter of 2016 would have been $3.5 million, or $0.14 per diluted share while for the nine months ended September 30, 2016, net income would have been $6.9 million, or
$0.28 per diluted share.

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

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,726,088	$15,166	3.50%	$1,316,514	$11,562	3.48%
Securities	403,038	2,414	2.38	429,667	3,838	3.54
Other interest earning assets (1)	31,236	170	2.17	34,061	106	1.23
Total interest-earning assets	2,160,362	17,750	3.27%	1,780,242	15,506	3.46%
Non-interest-earning assets	106,589			89,085
Total assets	$2,266,951			$1,869,327
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$140,273	17	0.05%	$128,298	15	0.05%
Regular savings accounts	272,950	229	0.33	289,236	269	0.37
Money market accounts	560,098	1,173	0.83	348,658	606	0.69
Certificates of deposit	471,040	1,313	1.11	392,170	1,036	1.05
Total interest-bearing deposits	1,444,361	2,732	0.75	1,158,362	1,926	0.66
Borrowings	224,660	458	0.81	135,554	287	0.84
Total interest-bearing liabilities	1,669,021	3,190	0.76%	1,293,916	2,213	0.68%
Non-interest-bearing deposits	171,317			142,328
Other non-interest-bearing liabilities	33,936			20,368
Total liabilities	1,874,274			1,456,612
Equity	392,677			412,715
Total liabilities and equity	$2,266,951			$1,869,327

Net interest-earning assets (2)	$491,341			$486,326

Net interest and dividend income (FTE)		14,560			13,293
Less: FTE adjustment		(65)			(88)
Net interest and dividend income (GAAP)		$14,495			$13,205

Net interest rate spread (FTE) (3)			2.51%			2.78%
Net interest margin (FTE) (4)			2.68%			2.96%
Average interest-earning assets to interest-bearing liabilities	129.44%			137.59%
Total deposits cost			0.67%			0.59%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,643,829	$43,013	3.50%	$1,240,142	$32,844	3.54%
Securities	417,526	6,862	2.20	427,064	8,391	2.63
Other interest earning assets (1)	34,835	458	1.76	42,438	249	0.78
Total interest-earning assets	2,096,190	50,333	3.21%	1,709,644	41,484	3.24%
Non-interest-earning assets	102,425			92,937
Total assets	$2,198,615			$1,802,581
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$138,254	49	0.05%	$124,832	43	0.05%
Regular savings accounts	278,624	713	0.34	296,364	880	0.40
Money market accounts	490,472	3,002	0.82	314,828	1,585	0.67
Certificates of deposit	455,039	3,744	1.10	372,408	2,926	1.05
Total interest-bearing deposits	1,362,389	7,508	0.74	1,108,432	5,434	0.66
Borrowings	257,798	1,584	0.82	126,256	811	0.86
Total interest-bearing liabilities	1,620,187	9,092	0.75%	1,234,688	6,245	0.68%
Non-interest-bearing deposits	154,877			132,900
Other non-interest-bearing liabilities	29,324			20,694
Total liabilities	1,804,388			1,388,282
Equity	394,227			414,299
Total liabilities and equity	$2,198,615			$1,802,581

Net interest-earning assets (2)	$476,003			$474,956

Net interest and dividend income (FTE)		41,241			35,239
Less: FTE adjustment		(229)			(254)
Net interest and dividend income (GAAP)		$41,012			$34,985

Net interest rate spread (FTE) (3)			2.46%			2.56%
Net interest margin (FTE) (4)			2.63%			2.76%
Average interest-earning assets to interest-bearing liabilities	129.38%			138.47%
Total deposits cost			0.66%			0.59%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,539	$65	$3,604
Securities	(227)	(1,197)	(1,424)
Other	(8)	72	64
Total interest-earning assets	3,304	(1,060)	2,244
Interest-bearing liabilities:
NOW accounts	2	—	2
Savings accounts	(14)	(26)	(40)
Money market accounts	311	256	567
Certificates of deposit	202	75	277
Total interest-bearing deposits	501	305	806
Borrowings	181	(10)	171
Total interest-bearing liabilities	682	295	977
Change in net interest and dividend income (FTE)	$2,622	$(1,355)	$1,267

	Nine Months Ended September 30,
	2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$10,543	$(374)	$10,169
Securities	(155)	(1,374)	(1,529)
Other	(37)	246	209
Total interest-earning assets	10,351	(1,502)	8,849
Interest-bearing liabilities:
NOW accounts	4	2	6
Savings accounts	(52)	(115)	(167)
Money market accounts	723	694	1,417
Certificates of deposit	596	222	818
Total interest-bearing deposits	1,271	803	2,074
Borrowings	812	(39)	773
Total interest-bearing liabilities	2,083	764	2,847
Change in net interest and dividend income (FTE)	$8,268	$(2,266)	$6,002

Net Interest and Dividend Income. Net interest and dividend income was $14.5 million in the third quarter of 2016, up $1.3 million, or 9.8%, from $13.2 million in the third quarter of 2015. Net interest and dividend income on a fully tax equivalent basis was $14.6 million in the third quarter of 2016, up $1.3 million, or 9.5%, from $13.3 million in the third quarter of 2015. Net interest margin declined to 2.68% in the third quarter of 2016 from 2.96% in the third quarter of 2015.
Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both quarters and accelerated bond premium accretion from note redemptions from the third quarter of 2016, net interest income on a fully taxable-equivalent basis increased $2.5 million, or 21.6%, to $14.2 million in the third quarter of 2016 while net interest margin declined one basis point to 2.65%. The improvement in net interest income mainly reflects a 31.1% increase in average loans.

Compared to the first nine months of 2015, net interest and dividend income increased $6.0 million, or 17.0%, to $41.2 million, on a fully taxable-equivalent basis, while net interest margin declined 13 basis points to 2.63%. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both periods and accelerated bond premium amortization and accretion from note redemptions from the first nine months of 2016, net interest income on a fully taxable-equivalent basis increased $7.7 million, or 23.4%, to $40.8 million while net interest margin remained unchanged at 2.65%.

The table shown below provides a reconciliation of reported to adjusted net interest and dividend income and margin for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, dollars in thousands)	2016	2015	2016	2015
Net Interest and Dividend Income
Reported net interest and dividend income	$14,495	$13,205	$41,012	$34,985
FTE adjustment	65	88	229	254
Reported net interest and dividend income (FTE)	14,560	13,293	41,241	35,239
Mutual fund dividends	(96)	(1,509)	(117)	(1,582)
Purchase accounting accretion	(115)	(142)	(375)	(630)
Accelerated bond amortization (accretion) on note redemptions	(193)	—	10	—
Adjusted net interest and dividend income (FTE) (1)	$14,156	$11,642	$40,759	$33,027

Net Interest Margin
Reported net interest margin	2.67%	2.94%	2.61%	2.74%
FTE adjustment	0.01	0.02	0.02	0.02
Reported net interest margin (FTE)	2.68%	2.96%	2.63%	2.76%
Mutual fund dividends (2)	0.03	(0.27)	0.04	(0.06)
Purchase accounting accretion (2)	(0.02)	(0.03)	(0.03)	(0.05)
Accelerated bond amortization (accretion) on note redemptions	(0.04)	—	0.01	—
Adjusted net interest margin (FTE) (1)	2.65%	2.66%	2.65%	2.65%
______________________

(1)
Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis. Therefore, management believes these measures provide useful information to investors by allowing them to make peer comparisons.

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

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $2.2 million or 14.5% to $17.8 million for the three months ended September 30, 2016 from $15.5 million for the three months ended September 30, 2015. Interest and fees on loans on a fully tax-equivalent basis grew $3.6 million, or 31.2%, to $15.2 million in the three months ended September 30, 2016 from $11.6 million in the third quarter of 2015. The increase reflects a $409.6 million, or 31.1%, increase in average loans driven mainly by increases in residential mortgages, commercial real estate loans, and construction loans. Loan yield improved two basis points to 3.50% for the three months ended September 30, 2016 from 3.48% for the three months ended September 30, 2015 due mainly to a change in loan mix and a benefit in 2016 from repricing floating rate loans due, in part, to the Federal Reserve's December 2015 rate increase. Interest on securities on a fully taxable-equivalent basis declined $1.4 million, or 37.1%, to $2.4 million for the three months ended September 30, 2016 from $3.8 million for the three months ended September 30, 2015. The decline was due to a $1.4 million decline in dividends received on mutual fund investments.

Compared to the first nine months of 2015, interest and dividend income on a fully taxable-equivalent basis increased $8.8 million, or 21.3%, to $50.3 million for the first nine months of 2016. Interest and fees on loans grew $10.2 million, or 31.0%, to $43.0 million, on a fully taxable-equivalent basis, in the nine months ended September 30, 2016 from $32.8 million in the first nine months of 2015 as average loans grew $403.7 million, or 32.6%, from a year ago. All categories of loans increased led by residential mortgages and commercial real estate loans. The impact of a higher level of loans was partially offset by a decline in loan yield to 3.50% in the first nine months of 2016 from 3.54% in the first nine months of 2015. This reflects competitive pricing pressures, the low interest rate environment, and a $255,000 decline in Nantucket purchase accounting accretion, partially offset by a benefit in 2016 from repricing floating rate loans due, in part, to the Federal Reserve's December 2015 rate increase. Interest on securities declined $1.5 million, or 18.2%, to $6.9 million for the nine months ended September 30, 2016 from $8.4 million for the nine months ended September 30, 2015. The decline was due to a $1.5 million decline in dividends received on mutual fund investments as well as lower average balances on securities due to sales in the current year.

Interest Expense. Interest expense increased $1.0 million, or 44.1%, to $3.2 million for the three months ended September 30, 2016 from $2.2 million for the three months ended September 30, 2015. Interest expense on deposits increased $806,000, or 41.8%, to $2.7 million for the three months ended September 30, 2016, from $1.9 million for the three months ended September 30, 2015. The increase was mainly due to a $286.0 million, or 24.7%, increase in the average balance of interest bearing deposits to $1.4 billion in the third quarter of 2016 driven by higher levels of money market deposits and certificates of deposit. In addition, there was a nine basis point increase in the cost of interest bearing deposits to 0.75% in the third quarter of 2016 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $458,000 for the three months ended September 30, 2016, compared to $287,000 for the three months ended September 30, 2015. The average balances of borrowings grew $89.1 million, or 65.7%, from the third quarter of 2015 to $224.7 million in the third quarter of 2016. The increase in borrowings was used to help fund the growth in loans. The cost of borrowings declined to 0.81% in the third quarter of 2016 from 0.84% in the third quarter of 2015.

Compared to the first nine months of 2015, interest expense increased $2.8 million, or 45.6%, to $9.1 million for the first nine months of 2016. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $2.1 million, or 38.2%, to $7.5 million for the nine months ended September 30, 2016 from $5.4 million for the first nine months of 2015. The increase was mainly due to a $254.0 million, or 22.9%, increase in average interest bearing deposits to $1.4 billion in the first nine months of 2016 mainly due to a higher level of money market deposits and certificates of deposit. In addition, there was an eight basis point increase in the cost of interest bearing deposits to 0.74% in the first nine months of 2016 driven mainly by promotional rate deposit pricing programs. Interest expense on borrowings was $1.6 million in the first nine months of 2016 compared to $811,000 in the first nine months of 2015. The average balances of borrowings grew $131.5 million, or 104.2%, from the first nine months of 2015 to $257.8 million in the first nine months of 2016. The increase in borrowings was used to help fund the higher level of year over year loan growth. The cost of borrowings fell to 0.82% in the first nine months of 2016 from 0.86% in the first half of 2015.

Provision for Loan Losses. The provision for loan losses was $2.9 million in the third quarter of 2016 compared to $1.3 million in the third quarter of 2015. The provision for loan losses reflects management’s assessment of risks inherent in the loan portfolio. The provision in the third quarter of 2016 includes $2.7 million related to problem loans to one commercial customer (total charge-offs related to this customer in the third quarter of 2016 were $3.3 million). Loan growth and loan mix impact the level of provision needed each quarter and a decline in loan growth to 4% in the third quarter of 2016 from 8% in the third quarter of 2015 coupled with a change in loan mix resulted in a lower provision. The allowance for loan losses as a percentage of total loans was 1.01% September 30, 2016 compared to 1.11% at December 31, 2015. The continuing reassessment of the qualitative factor components of the reserve methodology, along with the full migration of historical loss rates from national FDIC data to our own loan loss experience may continue to impact our provision for loan losses in the future. The Company maintains an unallocated component of the allowance for loan losses to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. The unallocated component was 2.5% of the total allowance for loan losses at September 30, 2016 and December 31, 2015.

Non-interest Income. Non-interest income increased $2.4 million, or 143.9%, from the third quarter of 2015 to $4.1 million in the third quarter of 2016. The increase reflects:

•
Mortgage banking revenue grew to $1.3 million in the third quarter of 2016 from $52,000 in the third quarter of 2015. The increase reflects mortgage originations more than doubling from the third quarter of last year and a higher volume of loan sales as well as the initial recording of mortgage loan commitment derivatives amounting to $146,000.

•
Loan level derivative income increased $257,000, or 50.1%, from the third quarter of 2015 to $770,000 in the third quarter of 2016 due to a higher level of fees received from commercial loan customers who opted to convert their loans from floating to fixed rate via interest rate swaps.

•	Realized securities gains increased to $562,000 in the third quarter of 2016 from $238,000 in the third quarter of 2015.

•	The Company recorded bank-owned life insurance death benefit claims of $297,000 in the third quarter of 2016. There were no such gains in the third quarter of 2015.

•
Miscellaneous income increased to $214,000 in the third quarter of 2016 from a loss of $116,000 in the third quarter of 2015. This increase reflects the Company recording positive credit valuation marks on commercial loan customer interest rate swap contracts in the third quarter of 2016 compared to negative marks in the third quarter of 2015.

Non-interest income increased $2.0 million, or 30.9%, from the first nine months of 2015 to $8.5 million in the first nine months of 2016. The increase was driven by (1) a $1.8 million, or 763.1%, increase in mortgage banking revenue to $2.0 million in the first nine months of 2016 reflecting an increase in mortgage originations and a higher volume of loan sales, (2) a $444,000, or 34.5%, increase in loan level derivative income to $1.7 million in the first nine months of 2016 due to a higher level of fees received from commercial loan customers who opted to convert their loans from floating to fixed rate via interest rate swaps, and (3) $506,000 of bank-owned life insurance death benefit claims received in the first nine months of 2016 while no such gains were recognized in the first nine months of 2015. Partially offsetting these improvements was a $841,000 or 46.1%, decline in realized securities gains (including gains on calls) to $982,000 in the first nine months of 2016.

Non-interest Expense. Non-interest expense increased $2.4 million, or 22.0%, from the third quarter of 2015 to $13.2 million in the third quarter of 2016. A major factor driving this increase was the recording of $1.2 million of expense in the third quarter of 2016 related to the awards under the Equity Incentive Plan. Approximately 80% of the expense related to the Equity Incentive Plan is included in salaries and benefits expense and the remainder in directors' fees. The comparison with the prior year was also impacted by the recording of a $359,000 one-time adjustment in the third quarter of 2016 to appropriately match the accrual and deferral of mortgage-related commissions. The third quarter of 2016 also contained approximately $200,000 of costs associated with the problem loans to one commercial customer that gave rise to a $3.3 million charge-off. In addition, franchise growth also contributed to the increase in noninterest expense, including the opening of a new branch in Westwood in the fourth quarter of 2015, as well as new loan and mortgage production offices and the onboarding of new asset-based lending and municipal banking businesses.

For the first nine months of 2016, non-interest expense was $38.2 million, up $6.1 million, or 19.0%, from the first nine months of 2015. The increase reflects:

•	The recording of $3.6 million of expense in the first nine months of 2016 related to the Equity Incentive Plan discussed in the quarterly discussion above.

•
Franchise growth also contributed to the increase in noninterest expense, including the opening of a new branch in Westwood in the fourth quarter of 2015 as well as new loan and mortgage production offices and the onboarding of new asset-based lending and municipal banking businesses.

Income Tax Provision. The Company recorded an income tax provision of $891,000 in the third quarter of 2016 and had an effective tax rate in the quarter of 35.3% on pre-tax income of $2.5 million. In the third quarter of 2015, the Company recorded an income tax provision of $923,000 and had an effective tax rate of 33.8% on pre-tax income of $2.7 million.

The Company recorded an income tax provision of $2.5 million in the first nine months of 2016 and had an effective tax rate of 34.8% on pre-tax income of $7.1 million. In the first nine months of 2015, the Company recorded an income tax provision of $2.3 million and had an effective tax rate of 31.8% on pre-tax income of $7.1 million.

The tax provision in any period is a function of the level of pre-tax earnings as well as the level of tax exempt income, which includes bank-owned life insurance income. The increase in effective rate for both the three and nine month periods ending September 30, 2016 compared to September 30, 2015 is primarily due to non-deductible share-based compensation expense and a decrease in the dividends received deduction.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At September 30, 2016
Real estate loans and lines:
1-4 family residential	6	$1,311	8	$1,012	14	$2,323
Home equity	2	387	5	396	7	783
Commercial real estate	—	—	1	752	1	752
Total real estate loans and lines	8	1,698	14	2,160	22	3,858
Commercial business	—	—	3	28	3	28
Consumer loans	—	—	2	82	2	82
Total loans	8	$1,698	19	$2,270	27	$3,968
At December 31, 2015
Real estate loans and lines:
1-4 family residential	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate	1	1,249	—	—	1	1,249
Total real estate loans and lines	2	1,268	7	1,166	9	2,434
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

Non-performing Assets. The following table provides information with respect to non-performing loans at the dates indicated. There was no other real estate owned at September 30, 2016 and December 31, 2015. The decline in nonperforming assets from the end of 2015 is mainly due to the removal from nonaccrual status of loans secured by one income property totaling $4.2 million, which were originally placed on nonaccrual in the fourth quarter of 2015. The credit situation has improved and the loans have been performing in accordance with the terms. This was partially offset by the placement on nonaccrual, in the second quarter of 2016, of loans to one commercial customer. Loans to this customer on nonaccrual at September 30, 2016 totaled $776,000, which is net of a $3.3 million third quarter charge-off.

	At September 30, 2016	At December 31, 2015
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$6,260	$5,688
Home equity loans and lines	589	270
Commercial real estate	752	4,631
Commercial business	70	10
Consumer	178	145
Total non-accrual loans	$7,849	$10,744

Ratios:
Non-accrual loans to total loans	0.45%	0.70%
Non-performing assets to total assets	0.34%	0.51%
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

	At September 30, 2016	At December 31, 2015
	(Dollars in thousands)

Performing troubled debt restructurings	$141	$148
Non-accrual troubled debt restructurings	1,159	1,183
Total	$1,300	$1,331

Ratios:
Performing troubled debt restructurings as a % of total loans	0.01%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.07%	0.08%
Total troubled debt restructurings as a % of total loans	0.07%	0.09%
The following table sets forth the amounts of criticized loans as of the dates indicated.

	At September 30, 2016	At December 31, 2015
	(In thousands)
Classified loans:
Substandard	$8,248	$6,963
Doubtful	648	712
Loss	—	—
Total classified loans	8,896	7,675
Special mention	23,378	13,421
Total criticized loans	$32,274	$21,096

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2016, there were $23.4 million of assets designated as special mention compared to $13.4 million at December 31, 2015. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 1.01% at September 30, 2016 from 1.11% at December 31, 2015. The decline was due, in part, to the quarterly reassessment of the qualitative factor components of the reserve methodology, especially those associated with 1-4 family residential lending and home equity loans. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$18,079	$13,777	$17,102	$12,973
Charge-offs:
Commercial real estate	(321)	—	(321)	—
Commercial business	(2,985)	—	(3,098)	—
Consumer loans	(17)	(13)	(46)	(32)
Total charge-offs	(3,323)	(13)	(3,465)	(32)
Recoveries:
1-4 family residential	100	—	100	—
Commercial business	2	—	35	—
Total recoveries	102	—	135	—
Net charge-offs	(3,221)	(13)	(3,330)	(32)
Provision for loan losses	2,872	1,318	3,958	2,141
Balance at end of period	$17,730	$15,082	$17,730	$15,082
Ratios:
Net charge-offs to average loans outstanding	0.74%	—%	0.27%	—%
Allowance for loan losses to non-accrual loans at end of period	226%	251%	226%	251%
Allowance for loan losses to total loans at end of period (1)	1.01%	1.10%	1.01%	1.10%
(1) Total loans does not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At September 30, 2016		At December 31, 2015
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$4,312	42.31%	$3,916	38.98%
Home equity	544	4.56	636	5.03
Commercial	8,135	37.64	7,147	36.46
Construction	1,179	4.08	1,364	5.18
Commercial business loans	2,650	9.65	2,839	11.87
Consumer loans	466	1.76	772	2.48
Total allocated allowance	17,286	100.00%	16,674	100.00%
Unallocated	444		428
Total	$17,730		$17,102

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
As of September 30, 2016, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
+200	1.9%
-100	(0.1)%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at September 30, 2016, in the event of a 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 1.9% increase in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.1% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2016 indicated that, in the event of an instantaneous 200 basis point increase in interest rates, we would experience an estimated 6.7% decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 4.6% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At September 30, 2016, there were $208.7 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $510.7 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At September 30, 2016, the market value of collateral pledged consisted of $970.7 million of residential and commercial mortgage loans and $13.0 million of U.S. government and government-sponsored securities.

At September 30, 2016, the Company also had $39.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at September 30, 2016.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2016, cash and cash equivalents totaled $37.0 million, which was up from $33.3 million at December 31, 2015.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $247.6 million during the nine months ended September 30, 2016. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $51.3 million for the nine months ended September 30, 2016.

At September 30, 2016, we had $104.2 million in commitments to originate loans. In addition to commitments to originate loans, we had $239.8 million in unused lines of credit to borrowers and letters of credit and $38.1 million in undisbursed construction loans. Certificates of deposit due within one year of September 30, 2016 totaled $285.9 million, or 17.0% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of September 30, 2016 totaled $126.1 million, or 7.5% of total deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2016. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2016, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II- Other Information

Item 1.	Legal Proceedings

We are not involved in any material pending legal proceedings as a plaintiff or a defendant other than routine legal proceedings occurring in the ordinary course of business. We are not involved in any legal proceedings the outcome of which we believe would be material to our financial condition or results of operations.
On December 30, 2014, a former employee filed a complaint in U.S. Federal District Court of Massachusetts, claiming wrongful termination following a whistleblower claim. This complaint alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act (FMLA). The former employee has since withdrawn his claim under the FMLA, but continues to seek alleged damages with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in this complaint to be completely without merit and are defending this action in the Federal District Court.

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

The Financial Accounting Standards Board has adopted Accounting Standards Update 2016-13, which will be effective for Blue Hills Bancorp, Inc. and Blue Hills Bank for our first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 22, 2015, the Company announced that the Board of Directors authorized and regulators approved a stock repurchase program pursuant to which the Company would purchase up to 1,423,340 shares of its common stock, which represented approximately 5% of the Company's then issued and outstanding shares. The Company completed this repurchase program in February 2016, with an average price per share purchased of $14.14. On February 26, 2016, the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4%, or 1,119,000 shares, of the Company's issued and outstanding shares. Repurchased shares are returned to the status of authorized but unissued shares. On September 13, 2016, the Company announced that its Board of Directors authorized a third share repurchase program, pursuant to which the Company may repurchase an additional 5% of the Company's issued and outstanding shares, or approximately 1,345,087 shares. The new stock repurchase program commenced on October 21, 2016, following the completion of the Company’s existing stock repurchase program. As of September 30, 2016 there were 95,200 shares remaining under the second program. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plans:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

July 1, 2016-July 31, 2016	61,500	$14.34	61,500	434,600
August 1, 2016-August 31, 2016	187,800	$14.13	187,800	246,800
September 1, 2016-September 30, 2016	151,600	$14.69	151,600	1,440,287
	400,900	$14.32	400,900	1,440,287

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (ii) the Consolidated Statements of Net Income for the three and nine months ended September 30, 2016 and 2015 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: November 4, 2016	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: November 4, 2016	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer