Form 10-K
period 2016-12-31
Blue Hills Bancorp, Inc.
filed 2017-03-08
CIK 1601545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from             to
Commission file number 001-36551
Blue Hills Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	46-5429062
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 River Ridge Drive Norwood, Massachusetts	02062 Zip Code
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

As of March 2, 2017, there were 26,855,228 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant are incorporated by reference in Part III of this Form 10-K.

BLUE HILLS BANCORP, INC.
2016 FORM 10-K ANNUAL REPORT

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	our ability to implement successfully our business strategy, which includes significant loan and deposit growth;

•	our ability to increase our market share in our market areas and capitalize on growth opportunities;

•	our ability to implement successfully our branch network expansion strategy;

•	general economic conditions, either nationally or in our market areas, that are worse than expected;

•	competition among depository and other financial institutions;

•	inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;

•	adverse changes in asset quality including an unanticipated credit deterioration in our loan portfolio;

•
adverse changes in the securities markets which, given the significant size of our investment securities portfolio, could cause a material decline in our reported equity and/or our net income if we must record impairment charges or a decline in the fair value of our securities;

•	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees, capital requirements and the corporate tax rate;

•	changes in consumer spending, borrowing and savings habits;

•	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, or the Securities and Exchange Commission;

•	changes in our organization, compensation and benefit plans;

•	changes in our financial condition or results of operations that reduce capital available to pay dividends;

•	changes in the financial condition or future prospects of issuers of securities that we own; and

•	cyber security attacks or intrusions that could adversely impact our businesses.

Because of these and a wide variety of other risks and uncertainties, including those included in this annual report under “Item1A. Risk Factors,” our actual future results may be materially different from the results indicated by these forward-looking statements.

Blue Hills Bancorp, Inc.

Blue Hills Bancorp, Inc. (“Blue Hills Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Blue Hills Bank (the “Bank”) and Blue Hills Funding Corporation. Blue Hills Bancorp was incorporated in February 2014 to become the holding company of the Bank in connection with the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Bank’s former holding company. On July 21, 2014, we completed our initial public offering of common stock in connection with the conversion, selling 27,772,500 shares of common stock at $10.00 per share for approximately $277.7 million in gross proceeds, including 2,277,345 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 694,313 shares of our common stock and contributed $57,000 in cash to the Blue Hills Bank Foundation. As of December 31, 2016, we had consolidated assets of $2.47 billion, consolidated deposits of $1.81 billion and consolidated equity of $386.9 million. Other than holding the common stock of Blue Hills Bank, Blue Hills Bancorp has not engaged in any significant business to date. In the future, we may pursue other business activities, including mergers and acquisitions, investment alternatives and diversification of operations. There are, however, no current understandings or agreements for these activities.

The executive and administrative office of Blue Hills Bancorp, Inc. is located at 500 River Ridge Drive, Norwood, Massachusetts 02062, and its telephone number at this address is (617) 361-6900.  Our website address is www.bluehillsbancorp.com.  Information on our website is not and should not be considered to be a part of this annual report.

Blue Hills Bank

Blue Hills Bank was organized in 1871 and is a Massachusetts-chartered savings bank headquartered in Hyde Park, Massachusetts. We provide financial services to individuals, families, small to mid-size businesses and government and non-profit organizations online and through our eleven full-service branch offices located in Boston, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood, Massachusetts. Our three branches in Nantucket were acquired in January 2014 (“Nantucket Bank Acquisition”), and operate under the name Nantucket Bank, a division of Blue Hills Bank. We also operate loan production offices in Boston, Cambridge, Franklin, Plymouth, Winchester, Hingham, Concord and Lowell, Massachusetts. Our primary deposit-taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts, and our lending market is primarily based in eastern Massachusetts, however, we actively pursue opportunities across New England.

Our business consists primarily of accepting deposits from the general public, commercial businesses and government and non-profit organizations, and investing those deposits, together with funds generated from operations and borrowings in one- to four- family residential mortgage loans, commercial real estate loans, commercial business loans and investment securities. To a much lesser extent, we originate home equity loans and lines of credit, construction loans and consumer loans. We offer a full range of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs. Through our bundled products, we offer reduced fees and higher interest rates on relationship accounts.

Blue Hills Bank’s main banking office is located at 1196 River Street, Hyde Park, Massachusetts 02136. Our telephone number at this address is (617) 361-6900. Our website address is www.bluehillsbank.com. Information on our website is not and should not be considered part of this annual report.

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

Population and household data indicate that the market surrounding our branches is a mix of urban, suburban and island markets. Suffolk County, where the city of Boston is located, and Norfolk County are two of the largest counties in Massachusetts, with populations of approximately 793,000 and 702,000, respectively.  Suffolk County experienced relatively strong demographic growth from 2010 to 2016, at 9.77%, which exceeded both the national and state growth rates of 5.31% and 4.79%, respectively.  Norfolk County, a suburban market with a large commuter population, experienced moderate population growth from 2010 to 2016, of 4.7%.  Nantucket County is a popular tourist destination and summer colony and thus has seasonal fluctuations in population. Nantucket County has a full-time population of approximately 11,000 residents, which expands to a population of around 100,000 during the peak of the summer vacation season.  From 2010 to 2016, Nantucket County experienced population growth of 9.83%.  Recent population growth trends are generally projected to moderate slightly over the next five years.

Income measures show that Suffolk County is a relatively low-income market, characterized by its urban demographic in the city of Boston.  Median household income for Suffolk County falls below the state measure but exceeds the national measure. Comparatively, income measures show that Norfolk and Nantucket counties are relatively affluent markets, as the wealthiest counties in Massachusetts.  In particular, Norfolk County is characterized by a high concentration of white collar professionals who work in the Boston area.  Nantucket County is a prestigious vacation destination targeted towards high-income visitors, with home values among the highest in the country.  Median household and per capita income measures for Norfolk and Nantucket Counties are both well above the comparable U.S. and Massachusetts income measures.  Projected income growth measures for Suffolk and Norfolk Counties are somewhat above the comparable projected growth rates for the U.S. and Massachusetts, whereas Nantucket County’s projected income growth rate is somewhat lower.

The December 2016 unemployment rates for Norfolk, Suffolk and Nantucket Counties were 2.4%, 2.5% and 4.8%, respectively.  Norfolk, Suffolk and Nantucket Counties, along with the Commonwealth of Massachusetts and the U.S., all reported lower unemployment rates for December 2016 compared to a year ago.

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

Our deposit sources are primarily concentrated in the communities surrounding our full-service branch offices. As of June 30, 2016 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked fifteenth of 48 banks and thrift institutions with offices in Norfolk County, Massachusetts, with a 1.75% market share. As of that same date, we ranked thirteenth of 44 banks and thrift institutions with offices in Suffolk County, Massachusetts, with a 0.49% market share. Also, as of that same date, we ranked first of four banks and thrift institutions with offices in Nantucket County, Massachusetts, with a 43.19% market share.

Lending Activities

Our primary lending activities are the origination of 1-4 family residential mortgage loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit, other consumer loans and construction loans. Most loans are to borrowers in our core market of New England but to diversify risk we also have loans to borrowers located outside of New England.

 Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated. Loans held for sale, which amounted to $2.8 million, $12.9 million, $14.6 million, $765,000, and $0 at December 31, 2016, 2015, 2014, 2013, and 2012, respectively, are not included below.

	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
1-4 family residential	$851,154	44.12%	$599,938	38.98%	$460,273	40.13%	$364,942	47.26%	$311,713	63.27%
Home equity	78,719	4.08	77,399	5.03	61,750	5.38	25,535	3.31	25,062	5.09
Commercial	687,289	35.63	561,203	36.46	387,807	33.81	228,688	29.61	100,904	20.48
Construction	76,351	3.96	79,773	5.18	53,606	4.67	16,559	2.14	5,753	1.17
Total real estate loans	1,693,513	87.79	1,318,313	85.65	963,436	83.99	635,724	82.32	443,432	90.01
Commercial business loans	206,234	10.69	182,677	11.87	151,823	13.24	111,154	14.39	33,762	6.85
Consumer loans	29,281	1.52	38,186	2.48	31,778	2.77	25,372	3.29	15,473	3.14
Total loans	1,929,028	100.00%	1,539,176	100.00%	1,147,037	100.00%	772,250	100.00%	492,667	100.00%
Other items:
Allowance for loan losses	(18,750)		(17,102)		(12,973)		(9,671)		(5,550)
Deferred loan costs (fees) and discounts	2,593		1,201		(1,150)		2,003		1,090
Total loans, net	$1,912,871		$1,523,275		$1,132,914		$764,582		$488,207

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2016, but does not include scheduled payments, potential payments, or the impact of interest rate swaps. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Balances noted below do not reflect fair value adjustments, discounts or deferred costs and fees.

	1-4 Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction Loans
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$1,528	3.53%	$11	6.62%	$47,296	3.35%	$5,694	5.18%
2018	652	5.15	10	4.75	55,779	3.18	35,699	3.28
2019	343	4.57	18	5.52	69,253	3.07	—	—
2020 to 2021	884	5.15	240	5.23	103,676	3.01	—	—
2022 to 2026	14,875	3.72	1,038	5.73	377,348	3.18	10,593	4.42
2027 to 2031	52,892	3.33	5,092	4.60	20,795	3.23	8,388	4.32
2032 and beyond	779,980	3.67	72,310	3.39	13,142	3.64	15,977	5.17
Total	$851,154	3.65%	$78,719	3.51%	$687,289	3.17%	$76,351	4.09%

	Commercial Business Loans		Consumer Loans		Total Loans
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2017	$14,701	4.03%	$269	10.99%	$69,499	3.68%
2018	18,545	3.43	179	6.49	110,864	3.27
2019	21,038	3.55	444	7.31	91,096	3.21
2020 to 2021	79,578	3.51	2,479	5.42	186,857	3.27
2022 to 2026	46,010	4.56	21,162	4.73	471,026	3.44
2027 to 2031	—	—	4,738	5.52	91,905	3.58
2032 and beyond	26,362	3.50	10	9.00	907,781	3.67
Total	$206,234	3.78%	$29,281	5.03%	$1,929,028	3.53%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2016 that are contractually due after December 31, 2017.

	Due After December 31, 2017
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans and lines:
1-4 family residential	$591,655	$257,971	$849,626
Home equity	3,070	75,638	78,708
Commercial real estate	56,203	583,790	639,993
Construction	12,770	57,887	70,657
Total real estate loans and lines	663,698	975,286	1,638,984
Commercial business loans	39,695	151,838	191,533
Consumer loans	29,012	—	29,012
Total loans	$732,405	$1,127,124	$1,859,529

1-4 Family Residential Mortgage Loans. At December 31, 2016, $851.2 million, or 44.1%, of our loan portfolio, consisted of 1-4 family residential mortgage loans with $47.7 million comprised of non-owner occupied properties. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.

Some of the housing stock in our primary lending market area comprises two-, three- and four-unit properties, all of which are classified as 1-4 family residential mortgage loans.

Our 1-4 family residential mortgage loans that we originate or purchase are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans.” We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, referred to as “jumbo loans”, which are common in our market area. We generally underwrite jumbo loans, whether originated or purchased, in a manner similar to conforming loans. During the year ended December 31, 2016, we originated $508.4 million of 1-4 family residential loans and purchased $13.0 million of 1-4 family residential loans through a correspondent. See “Lending Activities-Loan Originations, Purchases, Sales, Participations and Servicing.”

We originate our adjustable-rate 1-4 family residential mortgage loans with initial interest rate adjustment periods of three, five, seven and ten years, based on changes in a designated market index. These loans are limited to a 500 basis point initial increase in their interest rate, a 200 basis point increase in their interest rate annually after the initial adjustment, and a maximum upward adjustment of 500 to 600 basis points over the life of the loan. We determine whether a borrower qualifies for an adjustable-rate mortgage loan in conformance with the underwriting guidelines set forth by Fannie Mae and Freddie Mac in the secondary mortgage market.  In particular, we determine whether a borrower qualifies for an adjustable-rate mortgage loan with an initial fixed-rate period of five years or less based on the ability to repay both principal and interest using an interest rate which is 2.0% above the initial interest rate, including a reasonable estimate of real estate taxes and insurance, and taking into account the maximum debt-to-income ratio stipulated in the underwriting guidelines in the secondary mortgage market.  The qualification for an adjustable-rate mortgage loan with an initial fixed-rate period exceeding five years is based on the borrower’s ability to repay at the initial fixed interest rate.

We originate 1-4 family residential mortgage loans with loan-to-value ratios up to 80% without private mortgage insurance or a state guarantee program. We originate loans with loan-to-value ratios of up to 97% with private mortgage insurance and where the borrower’s debt does not exceed 45% of the borrower’s monthly cash flow. To encourage lending to low- and moderate-income home buyers, we participate in several publicly-sponsored loan programs, including: the Massachusetts Housing Finance Agency program, which provides competitive terms for loans with higher loan-to-value ratios than are available with conventional financing; the Federal Home Loan Banks Equity Builder Program, which provides closing cost and down payment assistance to income-eligible home buyers; and the Mass Housing Partnership’s One program that contains a number of attractive features for low- and moderate-income home buyers. Also, in 2016, we began participation in the governmentally sponsored Federal Housing Administration (FHA) program, which allows first-time home buyers to obtain competitive mortgage rates with low closing costs and minimal down payments.

The vast majority of the conforming fixed-rate 1-4 family residential mortgage loans we originate are sold into the secondary market, mainly to the Federal Home Loan Bank of Boston with servicing retained. For the year ended December 31, 2016, we received servicing fees, including credit enhancement fees, of $88,000 on mortgage loans that we serviced for third parties. At December 31, 2016, the unpaid principal balance of loans serviced for others totaled $89.7 million.

We do not offer loans that provide for negative amortization of principal, such as “Option ARM” loans, where the borrower can pay less than the interest owed on the loan, resulting in an increased principal balance during the life of the loan. Additionally, we generally do not offer “subprime loans” (loans that are made with low down-payments to borrowers with weakened credit histories typically characterized by payment delinquencies, previous charge-offs, judgments, bankruptcies, or borrowers with questionable repayment capacity as evidenced by low credit scores or high debt-burden ratios) or Alt-A loans (defined as loans having less than full documentation).

Home Equity Loans and Lines of Credit. In addition to traditional 1-4 family residential mortgage loans, we offer home equity lines of credit and, to a lesser extent, home equity loans, that are secured by the borrower’s primary residence or secondary residence. Home equity loans and lines of credit are generally underwritten with the same criteria that we use to underwrite 1-4 family residential mortgage loans. We offer these products online and through our branch office network.

At December 31, 2016, we had $78.7 million in home equity lines and loans outstanding, of which 98.5% were performing in accordance with original terms.  Of the loans outstanding at December 31, 2016, $13.2 million relate to a portfolio of first-lien home equity lines acquired in 2012. The portfolio consists of seasoned, first-lien home equity lines with strong credit characteristics and geographic dispersion in the United States, and is serviced by a third party.

The home equity lines of credit that we originate are revolving lines of credit, which generally have a term of 25 years, with draws available for the first ten years. Our 25-year lines of credit are interest only during the first ten years, and amortize on a fifteen-year basis thereafter. We generally originate home equity lines of credit with loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum loan-to-value ratios are determined based on an applicant’s credit score, property value, loan amount and debt-to-income ratio. Lines of credit above $500,000 require a full appraisal. Rates are adjusted monthly based on changes in a designated market index. We also originate fixed-rate home equity loans with terms up to 15 years, although in the current interest rate environment, fixed-rate loans with terms greater than five years are not a priority.

Commercial Real Estate. At December 31, 2016, $687.3 million, or 35.6%, of our loan portfolio consisted of commercial real estate loans. At December 31, 2016, the vast majority of our commercial real estate loans were secured by properties located in eastern Massachusetts. In addition, the vast majority of the commercial real estate loans in our portfolio were originated by us as lead lender, rather than loans that we have purchased or obtained through participations.

Our commercial real estate mortgage loans are primarily secured by office buildings, multi-family apartment buildings, owner-occupied businesses and industrial buildings. As of December 31, 2016, our two largest commercial real estate loan properties totaled $24.2 million and $22.4 million, which financed a hotel and office building, respectively. These loans were performing in accordance with their terms at December 31, 2016. At that date we had 19 other commercial real estate loan properties with outstanding principal balances exceeding $10.0 million.

Our commercial real estate loans generally have terms of three to ten years with adjustable, LIBOR-based, Federal Home Loan Bank Classic Advance or Wall Street Journal Prime rates of interest. These loans generally amortize on a 25 to 30-year basis, with a balloon payment due at maturity.

To facilitate qualified commercial customers’ access to fixed-rate financing, we enter into loan-level interest rate swaps. These swap agreements enable the Bank to write LIBOR-based, adjustable-rate loans, whereas customers ultimately pay a fixed interest rate. Interest rate risk associated with these transactions is controlled by entering into offsetting positions with third parties. Credit risk is minimized by limiting transactions to highly-rated counterparties and through collateral agreements. Collateral is required to be exchanged when the valuation reaches agreed upon thresholds, for certain counterparties. We generally receive fees in offering these interest rate swap agreements. As of December 31, 2016, the notional value of interest rate swaps on loans with commercial real estate loan customers amounted to $419.5 million, and we earned net fee income of $2.4 million from customer swaps in 2016.

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

Construction Loans. We originate loans to established local developers to finance the construction of commercial and multi-family properties. To a lesser extent, we originate loans to local builders and individuals to finance the construction of 1-4 family residential properties. At December 31, 2016, $76.4 million, or 4.0% of our loan portfolio consisted of construction loans. Commercial construction loans totaled $56.5 million. The two largest loans outstanding amounted to $12.8 million, which was secured by a multi-family residential property and $8.0 million, which was secured by an owner-occupied ice rink. As of December 31, 2016, our commitments to fund these two commercial construction projects totaled $21.6 million. These loans were performing in accordance with their terms at December 31, 2016.

Our commercial construction loans generally call for the payment of interest only with interest rates that are tied to LIBOR. Construction loans for commercial real estate are originated with principal balances of up to $20.0 million with a loan-to-completed value ratio of 65% to 80%, depending on the type of property. Advances on construction loans are made in accordance with a schedule reflecting the cost of construction. Repayment of construction loans for income-producing properties usually is expected from permanent financing upon completion of construction. In the case of construction loans for 1-4 family residential properties, repayment normally is expected from the sale of units to individual purchasers, or in the case of individuals building their own homes, from a permanent mortgage.

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

Commercial Business Loans. We originate commercial term loans and variable rate lines of credit to businesses in our primary market area. Our commercial loans are generally used for working capital purposes or for acquiring machinery and equipment. These loans are generally secured by all business assets including business equipment, inventory, accounts receivable, trademarks, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2016, we had $206.2 million of commercial business loans, representing 10.7% of our total loan portfolio outstanding.

We have invested in the appropriate staff and systems as well as established our policies and procedures for commercial business lending. In the first quarter of 2016, we hired an experienced asset-based lending team to complement our existing commercial business lending capabilities. The entry into the asset-based lending sector is a key component of the Bank's growth strategy. We also participate in large loans originated by other banks with customers operating in sectors where our commercial lenders have substantial experience. As of December 31, 2016, our two largest commercial business loan relationships outstanding amounted to $13.8 million and $12.5 million, to an asset-based relationship steel and mining company and a middle market secured financing direct lender, respectively.  In each case, these were participation loans syndicated by other banks and our total commitment on these loans are $27.0 million and $15.0 million, respectively, including the amounts outstanding. These loans were performing in accordance with their terms at December 31, 2016. At December 31, 2016, our two largest customer commitments were $27.0 million and $24.0 million, and were to borrowers with a steel and mining company and a wholesale supplier of energy products.  In each case, these were participation arrangements syndicated by other banks and the amounts outstanding at December 31, 2016 were $13.8 million and $8.7 million, respectively. These loans were performing in accordance with their terms at December 31, 2016.

When making commercial business loans, we consider the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Many of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, at December 31, 2016, we had $10.0 million of unsecured, subordinated loans to financial institutions operating in New England, for which repayment is dependent on the ability of the financial institutions to generate income. We seek to minimize these risks through our underwriting standards and the experience of our lenders and credit department. The commercial lending and risk management units are responsible for the underwriting and documentation of new commercial loans, as well as the quarterly review of credit ratings of existing loans.

Consumer Loans. We offer consumer loans on a limited and selective basis. At December 31, 2016, $29.3 million, or 1.5%, of our loan portfolio, consisted of consumer loans, of which $23.8 million related to classic and collector automobile loans, and only $5.5 million related to other consumer loans.

Our portfolio of classic and collector automobile loans is the result of a 2011 initiative to increase our exposure to higher-yielding loan assets and diversify our credit portfolio, resulting in an agreement to purchase loans from a third-party originator. Pursuant to the terms of this agreement, we elect to purchase loans secured by classic and collector automobiles according to a defined price schedule which varies according to the terms of the loans and the credit quality of the borrower. Our primary considerations when originating these loans are the borrower’s ability to repay the loan and the value of the underlying collateral. The average FICO score of borrowers for these loans was 746 at origination. We may finance up to the full sales price of the vehicle. In order to mitigate our risk of loss, we have a 50% loss sharing arrangement with the third-party originator of these loans. Since the commencement of the program through December 31, 2016, we have purchased approximately $67.6 million in classic and collector automobile loans and recorded $42,000 of write downs. We did not purchase any loans for this portfolio in 2016 and do not anticipate any future purchases.

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

In 2016, 97.5%, or $508.4 million, of our 1-4 family residential mortgage loan originations were generated by our loan officers or referred by branch managers and employees located in our banking offices. In the last year, we have added five additional mortgage lending offices, which have helped contribute to the $261.2 million increase in originations from 2015. In addition to our in-house originations, we also source 1-4 family residential mortgages from a federally insured correspondent that adheres to the Bank’s underwriting practices and are in compliance with federal, state and local laws and regulations governing fair lending practices and mortgage origination. In 2016, we purchased $13.0 million of loans from the correspondent. As we have grown our residential mortgage capabilities, our purchases from correspondents have declined.

In recent years, in an effort to manage interest rate risk in a relatively low interest rate environment, we have sold a portion of fixed-rate 1-4 family residential mortgage loans that we originated. In 2016, we sold $128.9 million of conforming and non-conforming residential mortgage loans with servicing released to other investors. Included in the $128.9 million of residential mortgage loans sold in 2016, were $20.8 million of non-conforming portfolio loans. We intend to continue to explore the practice of selling some of our non-conforming residential mortgage loans in the future, subject to our interest rate risk appetite, mortgage loan pricing in the secondary market and the pricing of servicing rights.

We have sold mortgage loans to the Federal Home Loan Bank of Boston through the Mortgage Partnership Finance (“MPF”) program, which generally has required us to retain approximately 5% of credit risk, for which we were paid a credit enhancement fee. We have also sold loans to the Federal Home Loan Bank of Boston through a different program without retaining any credit risk. To date, we have sold $72.4 million of loans to the Federal Home Loan Bank of Boston through the MPF program with credit risk retention. At December 31, 2016, the credit risk retained by us on loans sold through the MPF program amounted to $3.8 million, or 5.3% of the volume of loans sold through the MPF program. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets. There have been no contingency losses recognized on these loans to date.

We have retained the servicing on all loans sold to the Federal Home Loan Bank of Boston, and we have released the servicing on loans sold to other mortgage investors and banks seeking exposure to non-conforming loans. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent borrowers, supervising foreclosures and property dispositions in the event of unremedied defaults, and making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. We retain a portion of the interest paid by the borrower on the loans we service as consideration for our servicing activities.

In 2016, we had $225.5 million in commercial business and commercial real estate originations. In order to have access to larger customers and diversify risk, from time to time we will participate in portions of commercial business and commercial real estate loans with other banks. Pursuant to these loan participations, the Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. When we are not lead lender, we always follow our customary loan underwriting and approval policies. In cases where the Bank has transferred a portion of its originated commercial loan to participating lenders, the Bank continues to service the loan as agent of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees, if applicable) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2016, we held $158.4 million of commercial business, commercial real estate and construction loans in our portfolio that were participation loans obtained from other lenders, and we serviced $56.0 million in loans for other lenders participating in loans originated by us.

The following table shows the loan origination, acquisition, purchase, sale and repayment activities for loans and loans held for sale, for the periods indicated.

	For the Years Ended December 31,
	2016	2015 (4)	2014	2013	2012
	(In thousands)
Originations by type:
Real estate loans:
1-4 family	$508,447	$224,316	$154,188	$70,107	$75,988
Commercial real estate	170,210	217,433	125,370	142,768	96,558
Construction	65,087	45,102	35,991	1,327	3,705
Home equity	15,769	24,721	7,988	3,235	2,096
Total real estate loans	759,513	511,572	323,537	217,437	178,347
Commercial business loans	55,297	56,066	31,627	50,177	10,928
Consumer loans	2,850	3,049	1,204	132	605
Total loans originated	817,660	570,687	356,368	267,746	189,880

Acquired: (1)
Real estate loans:
Commercial real estate	—	—	57,967	—	—
Home equity	—	—	39,996	—	—
Total real estate loans	—	—	97,963	—	—
Commercial business loans	—	—	3,862	—	—
Consumer loans	—	—	444	—	—
Total loans acquired	—	—	102,269	—	—

Purchases (2):
Real estate loans:
1-4 family	12,955	35,917	65,091	104,556	89,136
Commercial real estate	2,168	—	—	13,168	19,055
Construction	19,203	26,163	22,262	18,534	494
Home equity	—	—	—	—	22,304
Total real estate loans	34,326	62,080	87,353	136,258	130,989
Commercial business loans	63,949	73,362	87,502	88,846	36,469
Consumer loans	—	14,803	15,654	17,367	16,906
Total loans purchased	98,275	150,245	190,509	242,471	184,364
Sales (3):
Real estate loans:
1-4 family	(128,945)	(39,080)	(41,417)	(51,022)	(24,957)
Commercial real estate	(13,807)	—	—	(3,600)	(15,806)
Construction	(15,830)	(7,517)	(95)	—	—
Total real estate loans	(158,582)	(46,597)	(41,512)	(54,622)	(40,763)
Commercial business loans	(20,902)	(796)	(208)	(11,868)	—
Total loans sold	(179,484)	(47,393)	(41,720)	(66,490)	(40,763)
Principal repayments:
Total principal repayments	(356,715)	(283,114)	(218,798)	(163,394)	(119,928)
Net increase	$379,736	$390,425	$388,628	$280,333	$213,553
_______________________

(1)	Includes loans acquired in the Nantucket Bank Acquisition.

(2)	Includes loan purchases and participations by the Bank in loans originated or syndicated by other financial institutions.

(3)	Includes loan sales and participations by other financial institutions in loans originated or syndicated by the Bank.

(4)	Certain amounts in the 2015 presentation have been reclassified to conform to the 2016 presentation.

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

Our policies and loan approval limits are approved by our Board of Directors. Aggregate lending relationships in amounts up to $5.0 million can be approved by designated individual officers or officers acting together with specific lending approval authority. Relationships which meet or exceed underwriting standards (Risk Ratings 1-5) between $5.0 million and $30.0 million require the approval of the Management Credit Committee, and those greater than $30.0 million require the approval of the Board of Directors. Relationships above $20.0 million deemed “bankable with care” (Risk Rating 6) require the approval of the Board of Directors. Our Chief Risk Officer generally must approve loans in excess of $3.0 million.

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

Non-Performing and Problem Assets. When a residential mortgage loan or home equity line of credit is 15 days past due, a late payment fee is generally assessed and a notice mailed to the borrower. We will attempt direct contact with the borrower to determine when payment will be made. We will send a letter when a loan is 30 days or more past due and will attempt to contact the borrower by telephone. By the 36th day of delinquency, we will attempt to contact the borrowers and inform them of loss mitigation options that may be available, providing the borrowers with written notice containing information about those loss mitigation options by the 45th day of delinquency. By the 150th day of delinquency (regardless of accrual status), unless the borrower has made arrangements to bring the loan current on its payments, we will refer the loan to legal counsel to commence foreclosure proceedings. In addition, a property appraisal is made to determine the condition and market value. The account will be monitored on a regular basis thereafter. In attempting to resolve a default on a residential mortgage loan, Blue Hills Bank complies with all applicable Massachusetts laws regarding a borrower’s right to cure.

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

Small business loans that are past due five days are referred to the responsible loan officer, who will after 10 days direct efforts to bring the loan current. After 30 days past due, the loan is reviewed for placement on the Watch List, and if the loan has been downgraded to Special Mention, the Chief Risk Officer will determine whether the Senior Credit Officer will assume day-to-day management of the credit or act in an advisory role with the goal of either bringing the loan current or maximizing recovery of principal and interest. All small business loans that are 30 days or more past due are regularly monitored by the lending unit and the Senior Credit Officer and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

Commercial business loans that are past due are immediately referred to the EVP of Commercial Lending, who will direct efforts to bring the loan current. After 30 days past due the loan is placed on the Watch List, and, if the loan has been downgraded to Special Mention, the Chief Risk Officer determines whether the Senior Credit Officer will assume day-to-day management, with the oversight of the Chief Risk Officer, or act in an advisory role with the goal of either bringing the loan current or maximizing our recovery of principal and interest. All commercial loans that are 30 days or more past due, regardless of risk rating, are regularly monitored by the lending unit and the Senior Credit Officer and reviewed monthly or more frequently as necessary by the Chief Risk Officer.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Non-accrual loans:
1-4 family	$6,478	$5,688	$3,876	$1,706	$2,209
Home equity loans and lines	1,153	270	578	36	—
Commercial real estate	941	4,631	—	—	—
Commercial business	241	10	—	—	—
Consumer	170	145	27	—	—
Total non-accrual loans	8,983	10,744	4,481	1,742	2,209

Loans delinquent 90 days or greater and still accruing	—	—	—	—	—
Other real estate owned	—	—	—	—	—
Total non-performing assets	$8,983	$10,744	$4,481	$1,742	$2,209

Ratios:
Non-performing loans to total loans	0.47%	0.70%	0.39%	0.23%	0.45%
Non-performing assets to total assets	0.36%	0.51%	0.26%	0.13%	0.18%

For the year ended December 31, 2016, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $1.1 million. Interest income recognized on such loans for the year ended December 31, 2016 was $751,000.

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

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)

Performing troubled debt restructurings	$138	$148	$255	$279	$—
Non-accrual troubled debt restructurings	1,274	1,183	467	260	568
Total	$1,412	$1,331	$722	$539	$568

Performing troubled debt restructurings as a % of total loans	0.01%	0.01%	0.02%	0.04%	—%
Non-accrual troubled debt restructurings as a % of total loans	0.07%	0.08%	0.04%	0.03%	0.12%
Total troubled debt restructurings as a % of total loans	0.08%	0.09%	0.06%	0.07%	0.12%

At December 31, 2016, we had $1.4 million of troubled debt restructurings, all of which related to residential mortgage loans, of which $138,000 were performing in accordance with their restructured terms. For the year ended December 31, 2016, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $79,000. Interest income recognized on such modified loans for the year ended December 31, 2016 was $57,000.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2016
Real estate:
1-4 Family	2	$373	14	$2,322	16	$2,695
Home equity	4	496	6	775	10	1,271
Commercial business	1	13	—	—	1	13
Consumer loans	2	5	1	7	3	12
Total loans	9	$887	21	$3,104	30	$3,991

At December 31, 2015
Real estate:
1-4 Family	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate (1)	1	1,249	—	—	1	1,249
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

At December 31, 2014
Real estate:
1-4 Family	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372

At December 31, 2013
Real estate:
1-4 Family	2	$196	6	$828	8	$1,024
Home equity	—	—	1	36	1	36
Total loans	2	$196	7	$864	9	$1,060

At December 31, 2012
Real estate:
1-4 Family	1	$232	5	$978	6	$1,210
(1) The commercial real estate loan included in the 60-89 days delinquent buckets above is also included in the non-accrual total.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2016, we had no other real estate owned.

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

	At December 31,
	2016	2015	2014
	(In thousands)
Classified loans:
Substandard	$8,452	$6,963	$1,362
Doubtful	645	712	709
Loss	—	—	—
Total classified loans	9,097	7,675	2,071
Special mention	31,857	13,421	4,966
Total criticized loans	$40,954	$21,096	$7,037

At December 31, 2016, we had $8.5 million of substandard assets, of which $2.4 million were 1-4 family residential mortgage loans, $258,000 were home equity, $5.7 million were commercial real estate, $18,000 were commercial business and $37,000 were consumer. At December 31, 2016, special mention assets consisted of $31.9 million, of which $3.5 million were 1-4 family residential mortgage loans, $967,000 were home equity, $9.7 million were commercial real estate loans, $17.5 million were commercial business and $146,000 were consumer loans. Loans classified as doubtful at December 31, 2016, 2015, and 2014 consist primarily of 1-4 family residential mortgages.

Potential problem loans are loans that are currently performing and are not included in classified loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2016, we had no potential problem loans that are not discussed above under “Classification of Assets.”

Allowance for Loan Losses. We provide for loan losses based upon the consistent application of our documented allowance for loan loss methodology. All loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Additions to the allowance for loan losses are provided by charges to income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio, including a review of our classified assets, and make provisions for loan losses in order to maintain the allowance for loan losses in accordance with U.S. GAAP.

The allowance for loan losses is based on the size and composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which we had insufficient prior loss experience, the FDIC national peer group losses for relevant portfolios generally over the years 2008-2016 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our residential real estate, home equity, commercial real estate, commercial business and consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses.

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

General component. The general component of the allowance for loan losses is based on a combination of our own loss history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars for periods ranging from 2008-2016, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

Home equity - Loans in this segment are generally secured by first or second liens on residential real estate. Repayment is dependent on the credit quality of the individual borrower. Management evaluates each loan application based on factors including the borrower’s credit score, income, length of employment, and other factors to establish the creditworthiness of the borrower.

Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, and real estate collateral. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant's ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties can be adversely impacted by a downturn in the economy due to increased vacancy rates, which in turn can have an effect on credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of properties. Management continually monitors cash flows on these loans.

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

Consumer - Loans in this segment primarily include classic and collector automobile loans. The classic and collector automobile loan portfolio is primarily comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs during 2016 and 2015, the provisions during the year are based on management’s estimate of inherent losses.

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

Unallocated component. The Company has maintained an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. As a large portion of the Company's loan portfolio has now become seasoned, the unallocated component of the allowance for loan losses was eliminated during the fourth quarter of 2016.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Balance at beginning of year	$17,102	$12,973	$9,671	$5,550	$3,501
Charge-offs:
Real estate:
1-4 family	—	—	(18)	(165)	(714)
Commercial real estate	(321)	—	—	—	—
Commercial business	(3,098)	—	—	—	—
Consumer loans	(56)	(43)	(61)	(44)	—
Total charge-offs	(3,475)	(43)	(79)	(209)	(714)
Recoveries:
Real estate:
1-4 family	100	82	—	236	402
Commercial real estate	101	—	—	—	—
Commercial business	37	—	—	—	—
Total recoveries	238	82	—	236	402
Net (charge-offs) recoveries	(3,237)	39	(79)	27	(312)
Provision for loan losses	4,885	4,090	3,381	4,094	2,361
Balance at end of year	$18,750	$17,102	$12,973	$9,671	$5,550
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.19)%	—%	—%	—%	(0.08)%
Allowance for loan losses to non-performing loans at end of year	209%	159%	290%	555%	251%
Allowance for loan losses to total loans at end of year (1)	0.97%	1.11%	1.13%	1.25%	1.13%
_______________________

(1)	Total loans do not include deferred costs and discounts.

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

	At December 31,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$4,846	44.12%	$3,916	38.98%	$3,222	40.13%
Home equity	537	4.08	636	5.03	340	5.38
Commercial	8,374	35.63	7,147	36.46	3,551	33.81
Construction	1,353	3.96	1,364	5.18	1,056	4.67
Commercial business loans	3,206	10.69	2,839	11.87	3,410	13.24
Consumer loans	434	1.52	772	2.48	736	2.77
Total allocated allowance	$18,750	100.00%	$16,674	100.00%	$12,315	100.00%
Unallocated	—		428		658
Total	$18,750		$17,102		$12,973

	At December 31,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
1-4 family residential	$2,835	47.31%	$2,725	63.27%
Home equity	247	3.30	316	5.09
Commercial	2,608	29.59	1,343	20.48
Construction	303	2.14	106	1.17
Commercial business loans	2,416	14.38	565	6.85
Consumer loans	574	3.28	313	3.14
Total allocated allowance	$8,983	100.00%	$5,368	100.00%
Unallocated	688		182
Total	$9,671		$5,550

Investments

The objectives of the investment portfolio are: to invest funds not currently required for the Bank’s loan portfolio, cash requirements or other assets essential to our operations; to provide for capital preservation of the funds invested while generating maximum income and capital appreciation in accordance with the objectives of liquidity, quality and diversification; and to employ a percentage of assets in a manner that will balance the market, credit and duration risks of other assets.

Investment management practices are governed by our investment policy, which the Board reviews and approves at least annually. Compliance with the investment policy is monitored on a regular basis. The Bank utilizes a third party investment advisor to manage a significant portion of its investment securities portfolio pursuant to particular investment objectives established by the Bank. Management under the oversight of the Board of Directors oversees the qualification and selection of all third party investment advisors used by the Bank. The Board of Directors and Management have established internal investment guidelines, parameters and limits that any selected third party investment advisor must commit to in writing. The Bank’s Management Investment Committee, consisting of the Chief Executive Officer, Chief Financial Officer and Treasurer, meet periodically to review all transaction activity in the portfolio. Day to day oversight of the investment securities portfolio and review of daily transactional activity is monitored by the Treasurer. Management, through internal review processes, reviews the compliance of the third party investment advisor with the established investment guidelines and parameters on a periodic basis and reports to the Board of Directors on such matters. The investment performance of any third party investment advisor is also subject to continuous review and testing by Management to ensure that such advisors are adhering to the investment style for which they were engaged, adhering to the established asset allocation strategy, meeting performance benchmarks established by Management, and providing best execution on transactions. Management has, on a periodic basis, engaged an independent investment consultant to assess the Bank’s investment securities activity, its related risk practices, the procedural due diligence in selecting and maintaining its investment advisors and funds and the monitoring, reporting and evaluation of third party investment advisors.

Our investment portfolio is segmented into two distinct pools, as follows:

•
Fixed Income pool - Management of the fixed income pool is apportioned separately to the Bank’s Treasury function and a third party investment advisor. The primary investment objective of this pool is to maximize return while maintaining acceptable levels of risk and market value volatility.

▪
The internally managed portion of the pool seeks to maximize income while maintaining high quality intermediate duration as well as to provide adequate short-term liquidity to meet any cash flow demands. Permissible investments in this pool include U.S. Government Agency and Government-Sponsored Enterprise debt and mortgage-backed securities and certain money market instruments.

▪
The externally managed portion of the pool seeks to outperform the Barclays Intermediate Credit Index. Permissible investments in the externally managed portion of the pool include corporate debt, municipal bonds and asset-backed and commercial mortgage backed securities. Purchases of securities are limited to securities that would be characterized as investment grade at the time of purchase. Credit quality of the issuers is carefully monitored by the investment manager with continuous oversight by Management. Sales of securities are restricted to securities with an unrealized gain position unless approved in advance by Management.

•
Equity pool - The primary objective of this pool is to maximize income and total return via dividends and capital appreciation, while conferring benefits of diversification and providing exposure to asset classes that are less correlated with fixed income securities, within the parameters established by the Bank with regard to risk exposure and market value volatility. As of December 31, 2016, the Bank had investments in two different global asset allocation mutual funds.

At December 31, 2016, our securities portfolio consisted of U.S. government-sponsored enterprise obligations, U.S. government agency and government-sponsored enterprise mortgage-backed securities and collateralized mortgage obligations, other mortgage- and asset-backed securities, corporate debt securities, other bonds and obligations, and mutual funds. Our other mortgage- and asset-backed securities include private label commercial mortgage backed securities, SBA asset-backed securities and other asset-backed securities. We only purchase investment grade securities. The private label commercial mortgage-backed securities investments are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, are investment grade, and are supported by automobile financing, equipment and commercial real estate financings. We do not own any trust preferred securities.

    At December 31, 2016, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for U.S. government-sponsored enterprise securities.

At the time of purchase, we designate a security as either held to maturity or available for sale, based upon our intent and ability to hold such security until maturity. Securities available for sale are reported at market value. A periodic review and evaluation of the securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported through other comprehensive income (loss). If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis for which it is reported. The unrealized holding gain or loss at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount.

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

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
U.S. Treasury	$—	$—	$—	$—	$13,037	$13,219
Government-sponsored enterprises	—	—	—	—	26,335	26,437
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	—	—	160,091	160,553
Mortgage and other asset-backed securities:
Privately issued commercial mortgage-backed securities	10,530	10,489	13,126	12,931	22,100	21,929
SBA asset-backed securities	—	—	—	—	27,765	28,046
Other asset-backed securities	9,174	8,985	11,395	11,253	16,235	16,192
Total mortgage and other asset-backed	19,704	19,474	24,521	24,184	66,100	66,167
Other bonds and obligations:
State and political	12,730	12,693	16,016	16,315	15,619	16,183
Financial services:
Banks	20,263	20,022	18,813	18,861	12,364	12,889
Diversified financial entities	17,198	17,190	23,124	23,300	15,796	16,132
Insurance and REITs	18,304	18,238	16,883	16,602	9,387	9,516
Total financial services	55,765	55,450	58,820	58,763	37,547	38,537
Other corporate:
Industrials	49,217	48,964	55,470	54,532	34,408	35,035
Utilities	24,895	25,087	31,952	30,320	16,873	17,018
Total other corporate	74,112	74,051	87,422	84,852	51,281	52,053
Total debt securities	162,311	161,668	186,779	184,114	370,010	373,149
Marketable equity securities:
Mutual funds:
Global equity	—	—	5,000	5,388	5,000	5,623
Domestic community	3,216	3,222	3,216	3,273	3,216	3,297
Global asset allocation	42,396	39,946	42,396	38,915	32,956	34,378
Total marketable equity securities	45,612	43,168	50,612	47,576	41,172	43,298
Total securities available for sale	$207,923	$204,836	$237,391	$231,690	$411,182	$416,447

Securities held to maturity:
Debt securities:
U.S. Treasury	$—	$—	$636	$634	$—	$—
Government-sponsored enterprises	32,667	31,737	28,256	28,224	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	153,938	152,146	155,232	154,410	—	—
SBA asset-backed securities	14,422	14,210	16,017	15,958	—	—
Total securities held to maturity	$201,027	$198,093	$200,141	$199,226	$—	$—

Portfolio Maturities and Yields. The composition and maturities of the portion of the investment securities portfolio relating to debt securities at December 31, 2016 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Debt securities:
Mortgage- and other asset-backed securities	$—	—%	$3,682	1.82%	$—	—%	$16,022	2.09%	$19,704	$19,474	2.04%
Other bonds and obligations:
State and political subdivisions	—	—	8,194	2.76	4,402	3.47	134	4.64	12,730	12,693	3.03
Financial services	1,920	1.64	18,938	2.69	33,839	3.12	1,068	3.64	55,765	55,450	2.93
Other corporate	1,102	3.64	29,541	2.57	37,195	3.43	6,274	4.36	74,112	74,051	3.13
Total debt securities available for sale	$3,022		$60,355		$75,436		$23,498		$162,311	$161,668	2.92%

Securities held to maturity:
Debt securities:
Government-sponsored enterprises	$5,006	0.92%	$9,687	1.46%	$17,974	1.92%	$—	—%	$32,667	$31,737	1.63%
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	37	2.86	25,723	2.01	128,178	2.14	153,938	152,146	2.12
SBA asset-backed securities	—	—	—	—	4,081	1.42	10,341	1.96	14,422	14,210	1.81
Total debt securities held to maturity	$5,006		$9,724		$47,778		$138,519		$201,027	$198,093	2.02%

Bank-Owned Life Insurance. Bank-owned life insurance provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2016, we had $32.0 million in bank-owned life insurance.

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

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2016			2015			2014
	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)
	(Dollars in thousands)
Deposit type:
Non-interest bearing deposits	$163,403	10.41%	—%	$138,438	10.87%	—%	$112,260	9.87%	—%
Interest bearing deposits:
NOW	139,829	8.91	0.05	127,183	9.98	0.05	124,372	10.95	0.05
Regular savings	275,347	17.55	0.34	294,004	23.08	0.36	335,631	29.52	0.44
Money market	470,403	29.98	0.86	307,661	24.15	0.72	207,538	18.25	0.73
Brokered money market	47,071	3.00	0.61	28,130	2.21	0.52	2,572	0.23	0.29
Certificates of deposit	333,857	21.28	1.29	310,249	24.35	1.26	298,944	26.29	1.08
Brokered certificates of deposit	139,128	8.87	0.62	68,245	5.36	0.45	55,585	4.89	0.39
Total interest bearing deposits	1,405,635	89.59	0.75%	1,135,472	89.13	0.68%	1,024,642	90.13	0.64%
Total deposits	$1,569,038	100.00%	0.67%	$1,273,910	100.00%	0.60%	$1,136,902	100.00%	0.57%
_________________________ (1) The weighted average rate is calculated using stated rate of each deposit account within the given categories as of December 31, 2016, 2015 and 2014.
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated, including brokered deposits. At December 31, 2016, we had a total of $587.6 million in certificates of deposit, of which $372.5 million had remaining maturities of one year or less.

	At December 31,
	2016	2015	2014
	(In thousands)
Interest rate range:
Less than 0.50%	$76,658	$123,629	$101,162
0.50% to 0.99%	252,662	122,370	105,214
1.00% to 1.49%	138,502	94,031	86,406
1.50% to 1.99%	71,687	45,285	14,829
2.00% to 2.99%	48,125	63,190	52,849
Total	$587,634	$448,505	$360,460

The following table sets forth, by interest rate ranges, the maturities of our certificates of deposit, including brokered deposits.

	At December 31, 2016
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest rate range:
Less than 0.50%	$76,497	$70	$91	$—	$76,658	13.04%
0.50% to 0.99%	232,389	20,125	148	—	252,662	43.00
1.00% to 1.49%	54,093	53,353	30,351	705	138,502	23.57
1.50% to 1.99%	9,322	14,620	2,930	44,815	71,687	12.20
2.00% to 2.99%	160	52	35,408	12,505	48,125	8.19
Total	$372,461	$88,220	$68,928	$58,025	$587,634	100.00%

As of December 31, 2016, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $250,000, excluding brokered deposits, was $77.6 million. The following table sets forth the maturity of those certificates as of December 31, 2016.

At December 31, 2016
(In thousands)
Maturing in:
Three months or less	$5,341
Over three months through six months	10,450
Over six months through one year	8,586
Over one year to three years	38,409
Over three years	14,764
Total	$77,550

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston. At December 31, 2016, we had access to additional Federal Home Loan Bank advances of up to $532.6 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at end of year	$251,000	$260,000	$75,000
Average balance during year	249,226	146,720	149,841
Maximum outstanding at any month end	325,000	260,000	215,000
Weighted average interest rate at end of year	0.97%	0.76%	1.25%
Average interest rate during year	0.84%	0.83%	0.94%

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

Personnel

On a full time equivalent basis, we had 228 employees at December 31, 2016. Our employees are not represented by any collective bargaining group.

Subsidiary Activity

Blue Hills Bancorp, Inc. owns 100% of Blue Hills Bank and Blue Hills Funding Corporation, the company that financed the loan to the ESOP. Blue Hills Bank has three subsidiaries, B.H. Security Corporation ("B.H. Security"), HP Security Corporation (“HP Security”) and 1196 Corporation (“1196 Corporation”). B.H. Security and HP Security buy, sell and hold securities on their own behalf as wholly-owned subsidiaries of Blue Hills Bank, and this activity results in tax advantages in Massachusetts. At December 31, 2016, B.H. Security and HP Security had total assets of $162.2 million and $200.7 million, respectively. 1196 Corporation owns shares in Northeast Retirement Services, Inc., a company that administers pension and 401(k) plans for a number of savings banks, formerly including Blue Hills Bank, and other entities.

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

Recent Massachusetts banking legislation, “An Act Modernizing the Banking Laws and Enhancing the Competitiveness of State-Chartered Banks,” became effective April 2015. Among other things, the legislation attempts to better synchronize Massachusetts laws with federal requirements in the same areas, streamlines the process for an institution to engage in activities permissible for federally chartered and out of state institutions, consolidates corporate governance statutes and provides authority for the Commissioner to establish a tiered supervisory system for Massachusetts-chartered institutions based on factors such as asset size, capital level, balance sheet composition, examination rating, compliance and other factors deemed appropriate.

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

Stock Repurchases. Under Massachusetts regulations, we may not repurchase shares of our common stock during the first three years following the completion of the conversion without permission from the Massachusetts Commissioner of Banks, except to fund tax-qualified or nontax-qualified employee stock benefit plans.  Regarding repurchase programs that require approval from the Massachusetts Commissioner of Banks during the three year period, each repurchase program cannot be for an amount greater than 5% of our outstanding shares of common stock.  In addition, compelling and valid business reasons for the program must be established to the satisfaction of the Massachusetts Commissioner of Banks. In July 2015, we received permission from the Massachusetts Commissioner of Banks to repurchase up to 5% or 1,423,340 of our outstanding shares and as announced on February 26, 2016 that program has been completed.  Also on February 26, 2016 the Company announced that its Board of Directors authorized a second share repurchase program, pursuant to which the Company may repurchase an additional 4% or 1,119,000 of the Company's issued and outstanding shares.  This program did not require permission from the Massachusetts Commissioner of Banks since it was used to fund employee stock benefit plans. On September 13, 2016, the Company announced that its Board of Directors authorized a third share repurchase program, pursuant to which the Company may repurchase an additional 5% of the Company's issued and outstanding shares, or approximately 1,345,087 shares. This plan commenced on October 21, 2106 following the completion of the second repurchase plan.

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

Depositors Insurance Fund. Massachusetts-chartered savings banks, below a certain level of deposits, are required to be members of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. The Depositors Insurance Fund is authorized to charge savings banks an annual assessment fee on deposit balances in excess of amounts insured by the FDIC. Assessment rates are based on the institution’s risk category, similar to the method currently used to determine assessments by the FDIC discussed below under “-Federal Regulations-Insurance of Deposit Accounts.”

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

Under the FDIC’s risk-based assessment system, insured institutions of less than $10 billion of assets are assessed based on financial measures and supervisory ratings derived from statistical models that estimate the probability of a bank’s failure within three years. That represents a change, effective July 1, 2016, from the previous system of assigning institutions to risk categories based on supervisory evaluations, regulatory capital levels and other factors. An institution’s assessment rate depends upon its rating and certain adjustments specified by the FDIC, with institutions deemed less risky institutions paying lower assessments.

On February 7, 2011, as required by the Dodd-Frank Act, the FDIC published a final rule to revise the method of assessing its deposit insurance premiums. The rule, which took effect April 1, 2011, changed the assessment base used for calculating deposit insurance assessments from deposits to total assets less tangible (Tier 1) capital. The range of assessment rates (inclusive of possible adjustments) for institutions of less than $10 billion in assets is currently 1.5 to 30 basis points of the assessment base. The current range took effect July 1, 2016 and represents a reduction in the prior range resulting from the Deposit Insurance Fund reserve ration reaching 1.15% of estimated insured deposits.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. During the calendar year ended December 31, 2016, Blue Hills Bank paid $104,500 in fees related to the FICO.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are required to fund the increase and, effective July 1, 2016, such institutions are paying a surcharge toward that end. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC. The FDIC has exercised that discretion by establishing a long range fund ratio of 2%.

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

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merger with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Blue Hills Bank’s latest FDIC CRA rating, dated September 28, 2015, was “Satisfactory.”

Massachusetts has its own statutory counterpart to the CRA which is also applicable to Blue Hills Bank. The Massachusetts version is generally similar to the CRA but utilizes a five-tiered descriptive rating system. The Massachusetts Commissioner of Banks is required to consider a bank’s record of performance under the Massachusetts law in considering any application by the bank to establish a branch or other deposit-taking facility, relocate an office or to merge or consolidate with or acquire the assets and assume the liabilities of any other banking institution. Blue Hills Bank’s most recent rating under Massachusetts law, dated September 28, 2015, was “Satisfactory.”

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $115.1 million; a 10% reserve ratio is applied above $115.1 million. The first $15.5 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Blue Hills Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Blue Hills Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Blue Hills Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2016, Blue Hills Bank was in compliance with this requirement.

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

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions, including depository institutions subsidiaries that are “well capitalized” and “well managed,” to opt to become a “financial holding company.” A “financial holding company” may engage in a broader array of financial activities than permitted a typical bank holding company. Such activities can include insurance underwriting and investment banking. Blue Hills Bancorp, Inc. has not opted for “financial holding company” status up to this time.

Blue Hills Bancorp, Inc. is subject to the Federal Reserve Board’s consolidated capital adequacy guidelines for bank holding companies. Traditionally, those guidelines have been structured similarly to the regulatory capital requirements for the subsidiary depository institutions, but were somewhat more lenient. For example, the holding company capital requirements allowed inclusion of certain instruments in Tier 1 capital that were not includable at the institution level. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to bank holding company capital standards. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies (with greater than $1.0 billion of assets) as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2016, Blue Hills Bancorp, Inc. and Blue Hills Bank had no net operating loss carryforward for federal income tax purposes.

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

Blue Hills Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2016 tax year, Blue Hills Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

A financial institution or business corporation is generally entitled to special tax treatment as a “security corporation” under Massachusetts law provided that: (a) its activities are limited to buying, selling, dealing in or holding securities on its own behalf and not as a broker; and (b) it has applied for, and received, classification as a “security corporation” by the Commissioner of the Massachusetts Department of Revenue. A security corporation that is also a bank holding company under the Internal Revenue Code must pay a tax equal to 0.33% of its gross income. A security corporation that is not a bank holding company under the Internal Revenue Code must pay a tax equal to 1.32% of its gross income. HP Security Corporation and BH Security Corporation, wholly owned subsidiaries of Blue Hills Bank, are both qualified as a security corporation. As such, they have received security corporation classification by the Massachusetts Department of Revenue; and do not conduct any activities deemed impermissible under the governing statutes and the various regulations, directives, letter rulings and administrative pronouncements issued by the Massachusetts Department of Revenue.

None of the state tax returns of Blue Hills Bank are currently under audit, nor have any of these tax returns been audited during the past five years.

As a Maryland business corporation, Blue Hills Bancorp, Inc. is required to file annual returns and pay annual fees to the State of Maryland.

Executive Officers of the Registrant

The executive officers of Blue Hills Bancorp, Inc. are elected annually by the Board of Directors and serve at the Board’s discretion.  The following table sets forth the name and position of the executive officers of Blue Hills Bancorp, and their ages as of December 31, 2016.

Name	Age	Positions Held (1)
William M. Parent	55	President and Chief Executive Officer of Blue Hills Bank and Blue Hills Bancorp
James E. Kivlehan	56	Executive Vice President, Chief Financial Officer of Blue Hills Bank and Blue Hills Bancorp
Thomas E. O’Leary (2)	64	Executive Vice President, Commercial Banking
Thomas R. Sommerfield	61	Senior Vice President, Chief Risk Officer
___________________________
(1) Positions held relate to Blue Hills Bank, except as indicated.
(2) On December 22, 2016, Thomas E. O'Leary notified the Company and the Bank, of his intention to retire from the Company and the Bank as Executive Vice President, Commercial Banking effective March 6, 2017.

Below is additional information regarding the executive officers who are not also directors.  Unless otherwise stated, each executive officer has held his current position for at least the last three years.

Executive Officers Who Are Not Also Directors:

James E. Kivlehan has been Executive Vice President and Chief Financial Officer for Blue Hills Bank since September of 2013. In addition Mr. Kivlehan has overall responsibility for the Retail Banking business. Prior to joining Blue Hills Bank, Mr. Kivlehan was an Executive Vice President, with more than a decade of service, at Citizens Financial Group, Inc.  At Citizens he held multiple executive leadership roles spanning Consumer Banking, Strategy, Business Analytics, M&A and Finance. Mr. Kivlehan is an experienced banking executive with an extensive finance background.  A graduate of Babson College, he is a non-practicing CPA, a member of Financial Executives International, and a past president of the Treasurer’s Club of Boston.

Thomas E. O’Leary had been Executive Vice President of Commercial Banking at Blue Hills Bank since 2011 before his retirement effective March 6, 2017.  Mr. O’Leary was responsible for the commercial banking departments and their operations. He has 40 years of banking experience split between credit and lending functions. Prior to joining Blue Hills Bank, Mr. O’Leary was Executive Vice President and Group Executive, Specialized Banking from 2002 to 2011 with Citizens Financial Group, Inc. Mr. O’Leary serves on the board of trustees of Catholic Charities of the Archdiocese of Boston. Mr. O’Leary is a graduate of Boston College and attended the Stonier Graduate School of Banking at Rutgers University.

Thomas R. Sommerfield has been Senior Vice President, Chief Risk Officer at Blue Hills Bank since 2011. Mr. Sommerfield is responsible for the overall risk management of the Bank, including credit, compliance, enterprise risk and administratively internal audit. Mr. Sommerfield has more than 36 years of experience in the financial services industry, was previously a Director at Spring Street Capital and has held numerous senior lending, credit and risk management roles at CIT, GE Capital, FleetBoston and predecessors, and HSBC. Mr. Sommerfield is a graduate of Columbia College. He is the leader of the Bank’s Pan-Mass Challenge team and has served on advisory boards of educational institutions and outreach programs and is currently on the board of VETRN, a charity that funds education and provides mentoring for military veterans who are starting new local businesses.

ITEM  1A.    RISK FACTORS

Our business strategy includes the continuation of significant growth plans. If we fail to grow or fail to manage our growth effectively, our financial condition and results of operations could be negatively affected.

Our strategic plan includes continued asset and deposit growth and in the scale of our operations. Specifically, we intend to: increase our residential, commercial business and commercial real estate loans using the lending origination and servicing platform we have built; add additional related lending groups operating in our market area and adjacent market areas; expand our branch network through select de novo and acquisition opportunities; and increase fee income, including through the opportunistic acquisition of fee income businesses that complement our current product capabilities while improving the revenue contribution of fee income from existing customers. In addition, we may expand through acquisitions, should appropriate opportunities arise.

Since 2011, we have added employees and incurred substantial additional expenses due to the implementation of our strategic plan, including salaries and operating expenses related to updated and de novo branches, a new senior management team, new lending officers and related support staff, new third-party managers for our investment portfolio, additional expenses related to operating as a public company, as well as significant investments to improve our online and mobile capabilities for consumer and business banking, and marketing costs relating to rebranding. Many of these increased expenses are considered fixed expenses. Unless we can continue to implement our strategic plan and continue to grow our interest-earning asset base, our financial condition and results of operations will be negatively affected by these increased costs. The success of our strategic plan will require, among other things, that we continue to leverage our operating costs through increased loan and deposit market share within our current markets and through expansion into new markets, continue to increase our core funding and decrease our reliance on acquisition based pricing, and increase our fee income through increased deposit services, cash management services and mortgage banking. Our ability to continue to grow successfully will depend on several other factors that may not be within our control, including continued favorable market conditions in the communities we serve, the competitive responses from other financial institutions in our market area, and our ability to maintain high asset quality as we increase our portfolio of commercial real estate loans and commercial business loans. In addition, acquisitions of branches or other financial institutions would be subject to a number of risks, including execution, operating and integration risks. Growth through acquisition requires careful due diligence, evaluation of risks, and projections of future operations and financial conditions. Actual results may differ from expectations and could have a material adverse effect on our financial condition and results of operations.

While we believe we have the management resources, marketing platform and internal systems in place to successfully manage our growth, growth opportunities and lower cost deposit sources may not be available and we may not be successful in implementing our business strategy. It will take additional time to fully implement our business strategy, especially for our lenders to originate enough loans and for our new branches to attract enough favorably priced deposits to generate the net revenue needed to offset the associated expenses. Furthermore, we are a regulated entity and our regulators periodically review and oversee the pace and quality of our growth in assets and liabilities, offering of new products and services and geographic expansion. Regulatory authorities may encourage or require faster growing banks to slow the pace of growth and expansion if regulatory concerns develop.

Because we intend to continue to emphasize our commercial real estate and commercial business loan originations, our overall credit risk will increase.

We intend to continue to grow our commercial real estate and commercial business loan portfolio. At December 31, 2016, $687.3 million or 35.6% of our total loan portfolio consisted of commercial real estate loans (including commercial construction loans) and commercial business loans, compared to $8.6 million, or 4.2% of our total loan portfolio, at December 31, 2010. Commercial real estate and commercial business loans generally have more risk than the one- to four-family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.

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

A downturn in the real estate market or the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As our commercial real estate and commercial business loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. If the Company is required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, its earnings and shareholders’ equity could be adversely affected. The declines in real estate prices in the Company’s markets also may result in increases in delinquencies and losses in its loan portfolios. Unexpected decreases in real estate prices coupled with a prolonged economic recovery and elevated levels of unemployment could drive losses beyond that which is provided for in the Company’s allowance for loan losses. In that event, the Company’s earnings could be adversely affected.

Changes in estimates of collectability of our loan portfolio, which may lead to additional provisions or charge-offs, which could hurt our earnings.

Our net loan portfolio has grown to $1.9 billion at December 31, 2016, from $203.7 million at December 31, 2010. A portion of this increase was due to increases in commercial real estate and commercial business loans through our own originations and from purchases of and participations in loans originated by other financial institutions. It is difficult to assess the future performance of the loans recently added to our portfolio because our relatively limited experience with such loans does not provide us with a significant payment history from which to judge future collectability. These loans may experience higher delinquency or charge-off levels than our historical loan portfolio experience, which could adversely affect our future performance. In 2016, we refined our allowance methodology to reflect the more seasoned nature of the portfolio, which resulted in the elimination of our unallocated reserve component. In addition, commencing in the second quarter of 2016, we began blending in our own loss history to our calculation of the allowance, where previously we relied on extrapolated FDIC data.

Our performance depends on key personnel.

Our performance depends largely on the efforts and abilities of our senior officers. Our business model depends on the experience and expertise of our senior management team and lending staff.  Several of these individuals have been involved in the commercial banking business for much of their professional careers.  Our performance will also depend upon our ability to attract and retain additional qualified management and banking personnel.  There can be no assurances that our management team will be able to manage our operations or our expected growth or that we will be able to attract and retain additional qualified personnel as needed in the future.  The loss of any officer could adversely affect us.  We do not currently maintain “key man” life insurance on any of our officers.

Reduced residential mortgage activity in our market would slow our growth and negatively impact our net income.

We have experienced residential mortgage loan growth during recent years and we have increased our residential mortgage loan infrastructure, including hiring lending officers and underwriting and support personnel and opening loan production offices. Our residential mortgage operations provide a material portion of our income and are significantly affected by market interest rates. Additionally, our mortgage lending activity is affected by refinance activity. A reduction in mortgage refinance activity and a rising or higher interest rate environment may result in a decrease in residential mortgage loan originations, resulting in slower growth of our residential lending activity and, possibly, a decrease in the size of our residential loan portfolio. This could result in a decrease in interest income and a continued decrease in revenues from loan sales. In addition, our results of operations are affected by the amount of noninterest expenses associated with our expanded residential lending platform, such as salaries and commissions, employee benefits, occupancy, equipment, data processing and other operating costs. During periods of reduced residential mortgage loan demand, our results of operations would be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Our high concentration of investment securities, may result in lower net interest margin and may create potential volatility in net income and equity.

As of December 31, 2016, our investment securities portfolio, which includes government agency, mortgage-backed securities, corporate debt securities, mutual funds and marketable equity securities totaled $405.9 million, or 16.4% of our total assets. Approximately 50.5% of our investment securities are classified as available for sale and reported at fair value with unrealized gains or losses excluded from earnings and reported in other comprehensive income, which affects our reported equity. Accordingly, given the size of the investment securities portfolio and due to possible mark-to-market adjustments of that portfolio resulting from market conditions, we may experience greater volatility in the value of reported equity. Moreover, given that we actively manage our investment securities portfolio, we may sell securities, which could result in a realized loss, thereby reducing our net income. Investment securities typically have lower yields than loans. For fiscal 2016, the weighted average yield of our investment securities portfolio was 2.42% as compared to 3.50% for our loan portfolio. Accordingly, our net interest margin is lower than it would have been if a higher proportion of our interest-earning assets had been invested in loans.

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the change in equity investments will depend on market conditions but if applied in 2016, would have resulted in a gain of $592,000 (pre tax) being recognized in net income versus other comprehensive income. See the Consolidated Statement of Comprehensive Income (Loss).

Changes in the valuation of our securities portfolio could adversely affect us.

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

On January 18, 2014, we completed the acquisition of three branches in Nantucket. We also opened de novo branch offices in Milton, Massachusetts in 2014, in University Station in Westwood, Massachusetts in 2015, and in the Boston Seaport District in October 2016. The costs to open the Westwood, Milton and Boston Seaport District de novo branches was $2.2 million, $1.4 million and $1.9 million, respectively, including the costs of construction, equipment, furnishings and technology as well as marketing and promotional expenses associated with the grand opening of the branches. Our branch expansion strategy may not generate earnings, or may not generate earnings within a reasonable period of time. Numerous factors contribute to the performance of a new or acquired branch, such as a suitable location, qualified personnel, and an effective marketing strategy. Additionally, it takes time for a new branch to generate sufficient favorably priced deposits to produce enough income, including funding loan growth generated by our organization, to offset expenses related to the branch, some of which, like salaries and occupancy expense, are considered fixed costs. At this time we have no immediate plans to open any additional de novo branches although we may continue to expand through acquisition or opening de novo branches in the future.

Changing interest rates may have a negative effect on our results of operations.

Our earnings and cash flows are dependent on our net interest income and income from our mortgage banking operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in market interest rates could have an adverse effect on our financial condition and results of operations. If interest rates increase rapidly, we may have to increase the rates we pay on our deposits, particularly our higher-cost savings and short-term time deposits and borrowed funds, more quickly than any changes in interest rates will take effect on our loans and investments, resulting in a negative effect on interest spreads and net interest income. Furthermore, our mortgage banking income varies directly with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volumes, and sell loans with attractive pricing, as we have in recent years. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

A worsening of economic conditions could adversely affect our financial condition and results of operations.

During the financial crisis, there were dramatic declines in the housing market, where falling real estate values and increasing foreclosures, unemployment, and under-employment negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. Our lending business is tied, in large part, to the housing market and real estate markets in general. A return to these conditions or a general decline in economic conditions could result in more limited demand for the construction of new housing, and weakness in home pricing, and could ultimately result in increased delinquencies on our residential real estate loans, commercial real estate loans, commercial business loans, home equity loans and lines of credit and consumer loans. These conditions may also cause a further reduction in loan demand, and increases in our non-performing assets, net charge-offs and provisions for loan losses, as well as adversely affect our liquidity and the willingness of certain counterparties and customers to do business with us. Negative developments in the financial services industry and the domestic and international credit markets may significantly affect the markets in which we do business, the market for and value of our loans and investments, and our ongoing operations, costs and profitability. Moreover, declines in the stock market in general, or stock values of financial institutions and their holding companies specifically, could adversely affect our stock performance.

Financial reform legislation is expected to increase our costs of operations.

The Dodd-Frank Act has significantly changed the regulation of banks and savings institutions and affects the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies have been given significant discretion in drafting the implementing rules and regulations, many of which are not in final form. The new administration in Washington indicated they have plans for Dodd-Frank reform, however, we cannot predict the extent to how those changes will impact our business, operations or financial condition. However, compliance with the Dodd-Frank Act and its implementing regulations and policies has already resulted in changes to our business and operations, as well as additional costs, and diverted management’s time from other business activities, which adversely affects our financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements and new capital rules may adversely affect our returns on equity and our ability to pay dividends or repurchase stock.

In July 2013, the FDIC and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the leverage ratio at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to certain exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.

The application of these more stringent capital requirements could, among other things, result in lower returns on equity, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets.

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

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions and restrictions on conducting acquisitions or establishing new branches.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are detected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, and restrictions on conducting acquisitions or establishing new branches. During the last year, several banking institutions have received large fines for non-compliance with these laws and regulations. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Furthermore, our strategic plan envisages significant growth in lending, which will require additional provisions for loan losses and reduce our earnings in the short term. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board has adopted Accounting Standard Update 2016-13, which will be effective in the first quarter of 2020. This standard, often referred to as “CECL” (reflecting a current expected credit loss model), will require companies to recognize an allowance for credit losses based on estimates of losses expected to be realized over the contractual lives of the loans. Under current U.S. GAAP, companies generally recognize credit losses only when it is probable that a loss has been incurred as of the balance sheet date. This new standard will require us to collect and review increased types and amounts of data for us to determine the appropriate level of the allowance for loan losses, and may require us to increase our allowance for loan losses. Any increase in our allowance for loan losses or expenses may have a material adverse effect on our financial condition and results of operations. We are currently evaluating the impact of adopting this standard on our consolidated financial statements.

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

In addition, checking and savings account balances and other forms of deposits can decrease when our deposit customers perceive alternative investments, such as the stock market or other non-depository investments, as providing superior expected returns, or if our customers seek to spread their deposits over several banks to maximize FDIC insurance coverage. Furthermore, technology and other changes have made it more convenient for bank customers to transfer funds into alternative investments, including products offered by other financial institutions or non-bank service providers. Additional increases in short-term interest rates could increase transfers of deposits to higher yielding deposits. Efforts and initiatives we undertake to retain and increase deposits, including deposit pricing, can increase our costs. When bank customers move money out of bank deposits in favor of alternative investments or into higher-yielding deposits, or spread their accounts over several banks, we can lose a relatively inexpensive source of funds, thus increasing our funding costs and reducing our profitability.

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

In addition, the Dodd-Frank Act requires the regulatory agencies to issue regulations that require securitizers of loans to retain “not less than 5% of the credit risk for any asset that is not a qualified residential mortgage.” The regulatory agencies have issued a final rule to implement this requirement. The final rule provides that the definition of “qualified residential mortgage” includes loans that meet the definition of qualified mortgage issued by the Consumer Financial Protection Bureau for purposes of its regulations.

Furthermore, the Dodd-Frank Act requires the Consumer Finance Protection Bureau to adopt rules and publish forms that combine certain disclosures that consumers receive in connection with applying for and closing on certain mortgage loans under the Truth in Lending Act and the Real Estate Settlement Procedures Act. The Consumer Financial Protection Bureau has implemented a final rule to implement this requirement, and the final rule was effective in October 2015.

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
Any future action by the U.S. Congress lowering the federal corporate income tax rate and/or eliminating the federal corporate alternative minimum tax could result in the reduction of the net deferred tax asset and a corresponding charge against earnings.

The net deferred tax asset reported on our balance sheet represents the net amount of income taxes expected to be received upon the reversal of temporary differences between the bases of assets and liabilities as measured by enacted tax laws, and their bases as reported in the financial statements. As of December 31, 2016, our net deferred tax asset was computed using the federal statutory rate of 35%.

The President of the United States and members of Congress have announced plans to lower the federal corporate income tax rate from its current level of 35% and to eliminate the corporate alternative minimum tax.  If these plans ultimately result in the enactment of new laws lowering the corporate income tax rate and/or eliminating the corporate alternative minimum tax, our net deferred tax asset would need to be re-measured. This could result in a reduction of the deferred tax asset in the period of the law change and a corresponding charge against earnings, which could be offset by a reduction of the income tax provision in the year of enactment and future years.

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

Goodwill arises when a business is purchased for an amount greater than the fair market value of its net assets. We recognized goodwill as an asset on our balance sheet in connection with our acquisition of three branches in Nantucket in January 2014. We evaluate goodwill for impairment at least annually. A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of goodwill. If we were to conclude that a future write-down of goodwill was necessary, then we would record the appropriate charge to earnings, which could be materially adverse to our results of operations and financial position.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At December 31, 2016, we operate from our twelve full-service banking offices, including our main office, located in Boston, Brookline, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood Massachusetts. The net book value of our premises, land and equipment was $22.0 million at December 31, 2016.

The following table sets forth information with respect to our full service banking offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration
Full Service Banking Offices:
Blue Hills Bank – River Street (Main Office) 1196 River Street Hyde Park, MA 02136	Owned (1)	1871
Blue Hills Bank – Truman 1065 Truman Parkway Hyde Park, MA 02136	Owned/ Leased (2)	1977	March 2021
Blue Hills Bank – Brookline 1337 Beacon Street Brookline, MA 02446	Leased (3)	2007	February 2017
Blue Hills Bank – Dedham 749 Providence Highway Dedham, MA 02026	Leased	1988	May 2023
Blue Hills Bank – Norwood 111 Lenox Street Norwood, MA 02062	Leased	1998	October 2020
Blue Hills Bank – West Roxbury 1920 Centre Street West Roxbury, MA 02132	Leased	2004	February 2019
Blue Hills Bank – Westwood 171 University Avenue Westwood, MA 02090	Owned/ Leased (2)	2015	May 2030
Blue Hills Bank – Milton 480 Adams Street Milton, MA 02186	Leased	2014	September 2024
Blue Hills Bank – Seaport District 87 Seaport Boulevard Boston, MA 02210	Leased	2016	September 2026
Nantucket Bank – Pleasant Street 104 Pleasant Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Orange Street 2 Orange Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Amelia Drive 1 Amelia Drive Nantucket, MA 02554	Owned	2014
_________________________
(1) We lease 1,500 square feet of additional office space adjacent to this location at 1202 River Street. This lease expires in March 2017.
(2) This office building is owned and located on land that is leased.
(3) The bank did not renew the lease, and this branch has closed, effective February 1, 2017.

The following table sets forth information with respect to administrative offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration
Administrative and Other Facilities:
Blue Hills Bank (1) 81 Newbury St., 2nd Floor Boston, MA 02115	Leased	2014	March 2018
Blue Hills Bank (1) 10 Cordage Park Circle, Suite 222 Plymouth, MA 02360	Leased	2014	December 2019
Blue Hills Bank (1) 186 Concord Avenue Cambridge, MA 02138	Leased	2015	September 2018
Blue Hills Bank (1) 470 King Street Franklin, MA 02038	Leased	2016	February 2026
Blue Hills Bank (1) 48 Mount Vernon Street, 3rd Floor Winchester, MA 01890	Leased	2016	April 2017
Blue Hills Bank (1) 65 South Street, 2nd Floor Hingham, MA 02043	Leased	2016	August 2021
Blue Hills Bank (1) 45 Walden Street Unit 1F Concord, MA 01742	Leased	2016	October 2019
Blue Hills Bank (1) 16 Stedman Street, Unit 4 Lowell, MA 01851	Leased	2016	December 2018
500 River Ridge Drive, Suite 300 Norwood, MA 02062	Leased	2016	March 2027
9 Bayberry Court Nantucket, MA 02554	Owned	2014
3 Madison Court Nantucket, MA 02554	Owned	2014
_________________________ (1) This property is used as a loan production office.

The administrative offices located at 500 River Ridge Drive, Norwood, Massachusetts are Blue Hills Bancorp’s corporate headquarters and house several of our back-office functions. The administrative offices located at 9 Bayberry Court, Nantucket house our customer contact center. In addition, the premises include four condominium units that are used for employee housing. The property located at 3 Madison Court, Nantucket consists of a two-unit building used for employee housing. We rent units to certain employees in Nantucket at below-market rates in order to help attract and retain banking staff.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Market under the symbol “BHBK”. The approximate number of shareholders of record of the Company’s common stock as of February 27, 2017 was 3,007.

The Company's stock commenced trading on July 22, 2014. The following table sets forth for the periods indicated the intra-day high and low sales prices per share of common stock as reported by NASDAQ. The Company declared its first dividend in the third quarter of 2015. See “Dividends” below.

2016	High	Low	Dividends Declared
Fourth quarter	$19.00	$14.51	$0.03
Third quarter	15.09	13.78	0.03
Second quarter	14.96	13.36	0.03
First quarter	15.51	13.22	0.02
2015	High	Low	Dividends Declared
Fourth quarter	$16.58	$13.65	$0.02
Third quarter	15.06	13.52	0.02
Second quarter	14.48	13.09	—
First quarter	13.58	12.78	—

Dividends

The Company’s Board of Directors has the authority to declare dividends on our shares of common stock, subject to statutory and regulatory requirements. In determining whether to pay a cash dividend and the amount of such cash dividend, the Board of Directors takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that any dividends will be paid or that, if paid, will not be reduced or eliminated in the future. Special cash dividends, stock dividends or returns of capital, to the extent permitted by applicable law, may be paid in addition to, or in lieu of, regular cash dividends. Blue Hills Bancorp will file a consolidated tax return with Blue Hills Bank. Accordingly, it is anticipated that any cash distributions made by us to our stockholders would be treated as cash dividends and not as a non-taxable return of capital for federal and state tax purposes.

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

Pursuant to its articles of incorporation, Blue Hills Bancorp, Inc. is authorized to issue preferred stock. If Blue Hills Bancorp, Inc. issues preferred stock, the holders thereof may have a priority over the holders of our shares of common stock with respect to the payment of dividends. Initially, dividends Blue Hills Bancorp, Inc can declare and pay will depend upon the net proceeds retained from the stock offering and the earnings received from the investment of those proceeds. In the future, dividends will depend in large part upon receipt of dividends from Blue Hills Bank, because Blue Hills Bancorp, Inc expects to have limited sources of income other than dividends from Blue Hills Bank, and interest payments received in connection with the loan to the employee stock ownership plan (which was funded through Blue Hills Funding Corporation, a subsidiary formed solely to make the loan to the employee stock ownership plan). We have no preferred stock outstanding and currently have no plans to issue preferred stock in the future.

Massachusetts banking law and Federal Deposit Insurance Corporation regulations impose limitations on capital distributions by savings institutions. See “Regulation and Supervision-Massachusetts Banking Laws and Supervision-Dividends.”

Any payment of dividends by Blue Hills Bank to Blue Hills Bancorp, Inc that would be deemed to be drawn out of Blue Hills Bank’s bad debt reserves, if any, would require a payment of taxes at the then-current tax rate by Blue Hills Bank on the amount of earnings deemed to be removed from the reserves for such distribution. See “Regulation and Supervision-Federal Regulation-Capital Distributions.” Blue Hills Bank does not intend to make any distribution to us that would create such a federal tax liability. See “Taxation-Federal Taxation” and “-State Taxation.”

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information as of December 31, 2016 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 11 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,486,120	$14.06	683,164
Equity compensation plans not approved by security holders	—	$—	—
(1) Reflects weighted average price of stock options only

Purchases of Equity Securities by the Issuer and Affiliated Purchases

The following table sets forth information with respect to any purchases made by or on behalf of the Company during the indicated periods under the repurchase plans. The timing of the purchases will depend on certain factors, including but not limited to, market conditions and prices, available funds, and alternative uses of capital. The stock repurchase program may be carried out through open-market purchases, block trades, negotiated private transactions or pursuant to a trading plan adopted in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares (Or Units) that May Yet be Purchased Under the Plans or Programs

October 1, 2016-October 31, 2016	168,400	$14.71	168,400	1,271,887
November 1, 2016-November 30, 2016	22,100	$15.50	22,100	1,249,787
December 1, 2016-December 31, 2016	—	$—	—	1,249,787
	190,500	$14.80	190,500	1,249,787

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

Period Ending
Index	7/22/2014	12/31/2014	6/30/2015	12/31/2015	6/30/2016	12/31/2016
Blue Hills Bancorp, Inc.	100.00	109.69	113.09	123.99	119.96	152.94
Russell 2000	100.00	104.85	109.84	100.22	102.44	121.58
SNL Thrift $1B-$5B	100.00	107.95	118.00	126.72	127.59	172.72

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information at December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The information at December 31, 2014, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. For the below stated performance ratios, interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 35% for the year ended December 31, 2016. A statutory rate of 34% was used for the years ended December 31, 2015, 2014, and 2013. No tax equivalent adjustments were made for the year ended December 31, 2012.
The following table sets forth selected financial data and other data for the Company.

	At December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,469,692	$2,114,343	$1,728,148	$1,314,287	$1,228,636
Cash and cash equivalents	30,496	33,298	60,146	40,316	73,819
Securities	405,863	431,831	416,447	441,306	533,785
Loans receivable, net	1,912,871	1,523,275	1,132,914	764,582	488,207
Federal Home Loan Bank stock	13,352	13,567	11,702	10,766	9,669
Bank-owned life insurance	32,015	31,626	30,595	29,831	33,344
Deposits	1,808,687	1,433,849	1,212,716	915,223	817,877
Borrowings	251,000	260,000	75,000	215,000	154,424
Total equity	386,907	398,829	411,606	171,534	176,938

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data
Selected Operating Data:
Interest and dividend income	$69,538	$58,301	$49,275	$33,092	$31,816
Interest expense	12,576	8,744	6,898	7,971	8,372
Net interest and dividend income	56,962	49,557	42,377	25,121	23,444
Provision for loan losses	4,885	4,090	3,381	4,094	2,361
Net interest and dividend income, after provision for loan losses	52,077	45,467	38,996	21,027	21,083
Realized securities gains and impairment losses, net	1,280	1,968	2,515	4,999	11,931
Other noninterest income	10,847	6,711	7,092	8,012	4,235
Total noninterest income	12,127	8,679	9,607	13,011	16,166
Noninterest expenses	51,746	44,082	49,408	31,659	26,283
Income (loss) before income taxes	12,458	10,064	(805)	2,379	10,966
Provision (benefit) for income taxes	3,805	2,837	(622)	(284)	3,112
Net income (loss)	$8,653	$7,227	$(183)	$2,663	$7,854
Earnings per common share:
Basic	$0.35	$0.28	N/A	N/A	N/A
Diluted	$0.35	$0.28	N/A	N/A	N/A
Weighted average shares outstanding:
Basic	24,420,405	26,064,947	N/A	N/A	N/A
Diluted	24,540,929	26,069,589	N/A	N/A	N/A

	At or For the Years Ended December 31,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income (loss)/ to average assets)	0.39%	0.39%	(0.01)%	0.22%	0.74%
Return on average equity (ratio of net income (loss) to average equity)	2.20	1.76	(0.07)	1.52	4.57
Dividend payout ratio (dividends declared/earnings per share)	31.43	14.29	N/A	N/A	N/A
Interest rate spread (1)	2.51	2.65	2.67	2.12	2.18
Net interest margin (2)	2.68	2.83	2.81	2.24	2.33
Efficiency ratio (3)	75.00	76.00	95.00	83.02	66.35
Noninterest expense to average total assets	2.31	2.38	3.07	2.65	2.46
Average interest-earning assets to average interest-bearing liabilities	129.17	137.29	129.81	117.24	117.88
Average equity to average total assets	17.53	22.20	17.41	14.68	16.11
Asset Quality Ratios:
Non-performing assets to total assets	0.36%	0.51%	0.26%	0.13%	0.18%
Non-performing loans to total loans	0.47	0.70	0.39	0.23	0.45
Allowance for loan losses to non-performing loans	209	159	290	555	251
Allowance for loan losses to total loans	0.97	1.11	1.13	1.25	1.13
Consolidated Capital Ratios:
Total capital to risk-weighted assets	20.5%	24.8%	32.6%	19.8%	21.7%
Tier 1 capital to risk-weighted assets	19.5	23.8	31.5	18.5	20.8
Common equity Tier 1 to risk-weighted assets	19.5	23.8	N/A	N/A	N/A
Tier 1 capital to average assets	16.0	19.6	23.3	13.2	14.4
Book value per share	$14.46	$14.00	$14.46	N/A	N/A
Tangible book value per share	$14.06	$13.58	$13.99	N/A	N/A
Capital Ratios for the Bank:
Total capital to risk-weighted assets	16.3%	18.1%	22.7%	16.6%	18.6%
Tier 1 capital to risk-weighted assets	15.3	17.1	21.6	15.3	17.7
Common equity Tier 1 to risk-weighted assets	15.3	17.1	N/A	N/A	N/A
Tier 1 capital to average assets	12.5	14.0	15.9	11.1	12.2
Other Data:
Number of full service offices	12	11	10	6	6
Number of full time equivalent employees	228	209	202	147	141
_______________________

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.

(2)
The net interest margin represents net interest income as a percent of average interest-earning assets for the period on a fully taxable-equivalent (FTE) basis for the years ended December 31, 2016, 2015, 2014 and 2013. No tax equivalent adjustments were made for the year ended December 31, 2012.

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

Our results of operations also are affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, interchange and ATM fees, mortgage banking revenue, loan level derivative income, gains or losses on the sale of investment securities, income derived from bank-owned life insurance, and other income sources. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, professional fees, advertising expenses, FDIC insurance premiums, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

In mid-2010, our Board of Directors hired William M. Parent as the new Chief Executive Officer and President and approved a change in our strategic direction designed to transform our Bank into a full-service community bank with a full complement of retail and commercial loan and deposit products. In addition to hiring a new Chief Executive Officer, the implementation of our change in strategic direction also involved the hiring of a new senior management team with experience in the areas of operations which the Bank planned to expand, including officers and personnel with commercial real estate and commercial business lending and underwriting experience, as well as marketing and risk management personnel. Many members of the new management team have significant employment and advisory experience with larger commercial banking institutions. In addition to the new executive management team, other personnel have been hired to effect the change in strategic direction, which has increased the size of our operations and infrastructure. Our employee base has more than doubled from the end of 2010 to 228 full-time equivalent employees at December 31, 2016.

Since 2010, we have changed our strategic direction to diversify our operations, assets, and funding base. The change in strategic direction emphasized increasing our residential lending capabilities while building commercial real estate and commercial business lending platforms and offering deposit products and services that would attract and retain commercial and municipal customers in addition to consumers. The new strategic direction also emphasized improving our technology infrastructure and developing competitive retail and commercial customer delivery channels, including remote deposit capture and Internet and mobile banking.

As a result, we have significantly increased our loan and deposit product lines, the overall size of our operations and the diversification of our asset base, including a significant increase in residential, commercial real estate and commercial business lending activity. From December 31, 2011 to December 31, 2016, our assets have grown $1.5 billion, or 154.4%, and net loans have grown $1.6 billion, or 591.7%. During this period, our commercial real estate, commercial business and construction loans have grown to $969.9 million at December 31, 2016 from $9.3 million at December 31, 2011. The 1-4 family residential mortgage portfolio stood at $851.2 million at December 31, 2016, up $587.0 million, or 222.2%, from December 31, 2011. While the loan portfolio has grown significantly over the past five years, the investment securities portfolio declined $141.6 million, or 25.9%, to $405.9 million at December 31, 2016 from $547.5 million at December 31, 2011. Investment securities represented 16.4% of total assets at December 31, 2016 compared to 56.4% at December 31, 2011. From December 31, 2011 to December 31, 2016, our deposits have grown $1.1 billion, or 139.1%, to $1.8 billion. Core deposits (consisting of customer savings, money market, NOW and demand deposit accounts) have grown $798.6 million, or 216.4%,. to $1.2 billion, while certificates of deposits and brokered deposits have increased $253.6 million, or 65.5% to $641.0 million.

Below is a summary of 2016 highlights:

•
Loans grew 25% to $1.9 billion at December 31, 2016 from the end of 2015 as the Company continued to execute on its balance sheet diversification strategy through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios.

•
The Company continued to expand its mortgage banking capabilities, including opening new Massachusetts offices in Franklin, Cambridge, and Winchester during 2016. In addition, new offices will be opened in Concord and Hingham during the first quarter of 2017. Mortgage banking income grew to $2.5 million in 2016 from $282,000 in 2015 as mortgage originations totaled $539 million in 2016, approximately double the amount of originations in 2015. In 2016, 98% of mortgage originations were in-house compared to 87% in 2015.

•
Commercial loan originations (real estate and non-real estate combined) were $359 million in 2016, up $28 million, or 8%, from $331 million in 2015. The commercial banking business added an asset-based lending team during the year which contributed to the loan growth. In addition, during the fourth quarter the Company upgraded to a new cash management system for commercial customers and conversion of customers to the new platform should be completed in the first quarter of 2017.

•
The Company opened a new branch in the Seaport District of Boston in October, and by the end of 2016 the branch had taken in $30 million of deposits. The previous two branches opened by the Company also continued to have success in 2016. At the end of 2016, the Milton branch, which was opened in the fourth quarter of 2014, had $59 million in deposits, while the Westwood branch, which was opened in the fourth quarter of 2015, had $91 million in deposits. The Brookline branch closed in the first quarter of 2017 as the Company focuses its resources on growing market share and deepening customer relationships at its other locations. Overall, total deposits increased 26% during 2016 while customer deposits were up 18%.

•	A new Business Banking team was added to expand the Company's small business customer base, including capitalizing on the attractive location of the new Seaport branch.

•	The Government Banking division added to the growth in deposits during the course of the year, as municipal deposits more than doubled during 2016 to $104 million at December 31, 2016.

•
The Company grew its quarterly dividend from $0.02 per share in the first quarter, to $0.03 per share in the subsequent 2016 quarters, and $0.05 per share in the first quarter of 2017, an increase of 150%.

•
In late February 2016, the Company announced the completion of its first stock repurchase program and the adoption of a second program. The second program was completed in October and a third program began upon completion of the second program. As of December 31, 2016, a total of 2,637,640 shares have been repurchased under these programs at an average price of $14.20 per share for a total cost of $37.4 million.

•	In October, the Company relocated to a new headquarters building at 500 River Ridge in Norwood to accommodate the additional space needed due to the Company's expansion over the past few years.

•
The Company and its foundations made donations in excess of $1 million in each of the last three years to various non-profits reflecting the Company's active involvement in the communities it serves. Most of the donations were made through the Blue Hills Bank charitable foundations which support non-profits in the fields of education and the arts, health and human services, affordable housing, financial literacy, and community services.

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

Allowance for loan losses. The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, the Company had insufficient prior loss experience for its portfolios and utilized the national peer group losses for relevant portfolios dating back to 2008 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our residential real estate, home equity, commercial real estate, commercial business and consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance for loan losses is evaluated regularly by management and reflects consideration of all significant factors that affect the collectability of the loan portfolio. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. It is the intention of management to maintain an allowance that is prudently commensurate with the growth in the loan portfolio. The allowance consists of general, allocated and unallocated components, as further described below.

General component. The general component of the allowance for loan losses is based on a combination of the Company's own history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars dating back to 2008 adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

We periodically may agree to modify the contractual terms of loans. When a loan is modified and a concession is made to a borrower experiencing financial difficulty, the modification is considered TDR. All TDRs are initially classified as impaired.

Unallocated component. The Company previously maintained an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. With the maturing nature of the Company's loan portfolios, the unallocated component of the allowance for loan losses was eliminated during the fourth quarter of 2016.

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. The Company reverses previously established reserves when evidence exists that it is more likely than not that the Company will realize such benefits. See Note 8 to the consolidated financial statements.

Comparison of Financial Condition at December 31, 2016 and 2015

Total Assets. Total assets increased $355.3 million to $2.5 billion at December 31, 2016 from $2.1 billion at December 31, 2015. The increase was primarily due to an increase in loans of $389.6 million, or 25.6%.

Loans. Net loans increased by $389.6 million, or 25.6%, to $1.9 billion at December 31, 2016 from $1.5 billion at December 31, 2015. Most of the increase in loans during 2016 was mainly due to loans originated by the Company. The Company continues to execute on its strategy to increase lending, particularly through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios. By category, the growth was driven by 1-4 family residential loans, which increased $251.2 million, or 41.9%, commercial real estate loans, which increased $126.1 million, or 22.5%, and commercial business loans, which increased $23.6 million, or 12.9%.

Allowance for Loan Losses. The allowance for loan losses was $18.8 million, or 0.97% of loans, at December 31, 2016 compared to $17.1 million, or 1.11% of loans, at December 31, 2015. The decline in the allowance for loan losses as a percentage of total loans from December 31, 2015 reflects a change in loan mix and the Company beginning the process of migrating from using historical loss rates from national FDIC data to using its own historical losses. As part of this migration, at December 31, 2016, the Company no longer maintained an unallocated component of the allowance for loan losses. At December 31, 2015, the unallocated component was 2.5% of the total allowance for loan losses.

Securities. The combination of securities available for sale and securities held to maturity were $405.9 million at December 31, 2016 compared to $431.8 million at December 31, 2015. The decline of $26.0 million, or 6.0%, from the end of 2015 was mainly due to lower levels of corporate and municipal bonds, mortgage-backed securities and mutual funds.

Cash and Cash Equivalents. Cash and cash equivalents declined by $2.8 million, or 8.4%, to $30.5 million at December 31, 2016 from $33.3 million at December 31, 2015.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the year and at December 31, 2016, the investment was $32.0 million, compared to $31.6 million at December 31, 2015. The growth was due to current period earnings on the policies, partially offset by death benefit proceeds.

Goodwill and Core Deposit Intangible. Goodwill and core deposit intangible assets totaled $10.6 million at December 31, 2016 compared to $11.8 million at December 31, 2015. The balance at each date relates to the January 2014 Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2015 was due solely to amortization of the core deposit intangible.

Premises and Equipment. Premises and equipment was $22.0 million at December 31, 2016, up $2.0 million, or 10.1%, from $20.0 million at December 31, 2015. The increase in 2016 was mainly due to higher leasehold improvements and furniture and fixtures due, in part, to the opening of new locations.

Deposits. Deposits increased by $374.8 million, or 26.1%, to $1.8 billion at December 31, 2016 from $1.4 billion at December 31, 2015. By category, the more significant increases were seen in money market deposits, which were up $205.2 million, brokered certificates of deposits, which were up $111.0 million, and NOW and demand deposits, which were up $43.4 million. Deposit growth from the end of 2015 was helped by the new branch in the Seaport district of Boston that was opened in the fourth quarter of 2016 and further growth in deposits from the Westwood branch that was opened in the fourth quarter of 2015 as well as the Milton branch that was opened in the fourth quarter of 2014.

Borrowings. Total borrowings declined to $251.0 million at December 31, 2016 from $260.0 million at December 31, 2015. Short-term borrowings of $146.0 million at December 31, 2016 and $205.0 million at December 31, 2015 consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings of $105.0 million at December 31, 2016 and $55.0 million at December 31, 2015 consisted of fixed-rate advances from the Federal Home Loan Bank of Boston. The balance of long-term borrowings at December 31, 2016 had maturities ranging from 2017 through 2021.

Equity. Total equity declined $11.9 million, or 3.0%, to $386.9 million at December 31, 2016 from $398.8 million at December 31, 2015. The decline from the end of 2015 reflects $24.4 million of share repurchases and the payment of common stock dividends, at a cost of $2.7 million, partially offset by 2016 earnings, as net income for the year was $8.7 million.

Comparison of Results of Operations for the Years Ended December 31, 2016 and 2015

General. The Company reported net income of $8.7 million for the year ended December 31, 2016, an increase of $1.4 million, or 19.7%, from net income of $7.2 million for the year ended December 31, 2015.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 35% for the year ended December 31, 2016. A statutory rate of 34% was used for the years ended December 31, 2015 and 2014.

	For the Year Ended December 31, 2016
	Average Outstanding Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,688,878	$59,174	3.50%
Securities	415,220	10,068	2.42
Other interest earning assets (1)	33,427	603	1.80
Total interest-earning assets	2,137,525	69,845	3.27
Non-interest-earning assets	102,868
Total assets	$2,240,393
Interest-bearing liabilities:
NOW accounts	$139,829	67	0.05%
Regular savings accounts	275,347	938	0.34
Money market accounts	517,474	4,321	0.84
Certificates of deposit	472,985	5,162	1.09
Total interest-bearing deposits	1,405,635	10,488	0.75
Borrowings	249,226	2,088	0.84
Total interest-bearing liabilities	1,654,861	12,576	0.76
Non-interest-bearing deposits	163,403
Other non-interest-bearing liabilities	29,459
Total liabilities	1,847,723
Equity	392,670
Total liabilities and equity	$2,240,393

Net interest-earning assets (2)	$482,664

Net interest and dividend income (FTE)		57,269
Less: FTE adjustment		(307)
Net interest and dividend income (GAAP)		$56,962

Net interest rate spread (FTE) (3)			2.51%
Net interest margin (FTE) (4)			2.68%
Average interest-earning assets to interest-bearing liabilities	129.17%
Total cost of deposits			0.67%
_____________________
(Footnotes on following page).

	For the Years Ended December 31,
	2015			2014
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,292,909	$45,544	3.52%	$1,022,128	$37,590	3.68%
Securities	427,237	12,738	2.98	424,190	11,777	2.78
Other interest earning assets (1)	40,115	360	0.90	78,260	304	0.39
Total interest-earning assets	1,760,261	58,642	3.33	1,524,578	49,671	3.26
Non-interest-earning assets	92,634			87,137
Total assets	$1,852,895			$1,611,715
Interest-bearing liabilities:
NOW accounts	$127,183	62	0.05%	$124,372	103	0.08%
Regular savings accounts	294,004	1,144	0.39	335,631	1,372	0.41
Money market accounts	335,791	2,314	0.69	210,110	1,199	0.57
Certificates of deposit	378,494	4,007	1.06	354,529	3,076	0.87
Total interest-bearing deposits	1,135,472	7,527	0.66	1,024,642	5,750	0.56
Borrowings	146,720	1,217	0.83	149,841	1,148	0.77
Total interest-bearing liabilities	1,282,192	8,744	0.68	1,174,483	6,898	0.59
Non-interest-bearing deposits	138,438			112,260
Other non-interest-bearing liabilities	20,993			44,354
Total liabilities	1,441,623			1,331,097
Equity	411,272			280,618
Total liabilities and equity	$1,852,895			$1,611,715

Net interest-earning assets (2)	$478,069			$350,095

Net interest and dividend income (FTE)		49,898			42,773
Less FTE adjustment		(341)			(396)
Net interest and dividend income (GAAP)		$49,557			$42,377

Net interest rate spread (3)			2.65%			2.67%
Net interest margin (4)			2.83%			2.81%
Average interest-earning assets to interest-bearing liabilities	137.29%			129.81%
Total cost of deposits			0.59%			0.51%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2016 vs. 2015
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$13,890	$(260)	$13,630
Securities	(347)	(2,323)	(2,670)
Other	(52)	295	243
Total interest-earning assets	$13,491	$(2,288)	$11,203
Interest-bearing liabilities:
NOW accounts	$5	$—	$5
Savings	(68)	(138)	(206)
Money market	1,076	931	2,007
Certificates of deposit	967	188	1,155
Total interest-bearing deposits	1,980	981	2,961
Borrowings	846	25	871
Total interest-bearing liabilities	$2,826	$1,006	$3,832
Change in net interest and dividend income	$10,665	$(3,294)	$7,371

	Year Ended December 31, 2015 vs. 2014
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$9,642	$(1,688)	$7,954
Securities	82	879	961
Other	(96)	152	56
Total interest-earning assets	$9,628	$(657)	$8,971
Interest-bearing liabilities:
NOW accounts	$2	$(43)	$(41)
Savings accounts	(164)	(64)	(228)
Money market	607	508	1,115
Certificates of deposit	196	735	931
Total interest-bearing deposits	641	1,136	1,777
Borrowings	(23)	92	69
Total interest-bearing liabilities	$618	$1,228	$1,846
Change in net interest and dividend income	$9,010	$(1,885)	$7,125

Net Interest and Dividend Income. Net interest and dividend income increased $7.4 million, or 14.9%, to $57.0 million for the year ended December 31, 2016 from $49.6 million for the year ended December 31, 2015. Net interest margin declined 16 basis points to 2.66% for the year ended December 31, 2016, compared to 2.82% for the year ended December 31, 2015. On a fully tax equivalent (FTE) basis, net interest and dividend income increased $7.4 million, or 14.8%, to $57.3 million for the year ended December 31, 2016 from $49.9 million for the year ended December 31, 2015. On a fully tax equivalent (FTE) basis, net interest margin declined 15 basis points to 2.68% for the year ended December 31, 2016, compared to 2.83% for the year ended December 31, 2015. The growth in net interest and dividend income from 2015 was mainly due to an increase of $377.3 million, or 21.4%, in average earning assets. The Company has a nominal asset sensitive interest rate risk position and net interest revenue and margin also benefited from rate hikes announced by the Federal Reserve in both December 2015 and December 2016. Partially offsetting the improvement was a $2.7 million decline in mutual fund dividends to $961,000 in 2016 from $3.6 million in 2015. In addition, the cost of interest-bearing deposits increased to 0.75% in 2016 from 0.66% in 2015 due, in part, to promotional rate programs and there was a decline in the acquisition accounting accretion related to the January 2014 Nantucket Bank acquisition to $512,000 in 2016 from $933,000 in 2015.
Interest and Dividend Income. Interest and dividend income increased $11.2 million, or 19.3%, to $69.5 million in 2016 from $58.3 million in 2015. The increase was primarily due to a $13.6 million, or 30.0%, increase in interest on loans to $59.0 million, partially offset by a $2.5 million, or 60.8%, decline in dividends caused by a $2.7 million drop in dividends from mutual funds. The $13.6 million increase in interest on loans was primarily due to a $396.0 million, or 30.6%, increase in the average balance of loans to $1.69 billion for the year ended December 31, 2016, partially offset by a 2 basis point decrease in the average yield on loans to 3.50%. The increase in the average balance of loans mainly reflects growth in the residential mortgage, commercial real estate, construction, and commercial business portfolios. The yield on loans decreased due to a lower contribution from acquisition accounting accretion related to the loans obtained in the Nantucket Bank acquisition, partially offset from the repricing of floating rate loans from rate hikes announced by the Federal Reserve in both December 2015 and December 2016.
Interest Expense. Interest expense increased $3.8 million, or 43.8%, to $12.6 million for the year ended December 31, 2016 from $8.7 million for the year ended December 31, 2015. Interest expense on deposits increased $3.0 million, or 39.3%, to $10.5 million in 2016 from $7.5 million in 2015. The growth was due to a $270.2 million, or 23.8%, increase in average interest-bearing deposits to $1.41 billion in 2016 from $1.14 billion in 2015 as average money market deposits were up $181.7 million and average certificates of deposits were up $94.5 million. In addition, the yield on interest bearing deposits increased 9 basis points from 2015 to 0.75% in 2016. Interest expense on borrowings increased $871,000, or 71.6%, to $2.1 million in 2016 from $1.2 million in 2015. The average balance of borrowings grew $102.5 million, or 69.9%, to $249.2 million in 2016 from $146.7 million in 2015 while the yield in 2016 of 0.84% was up just one basis point from 2015.
Provision for Loan Losses. The provision for loan losses was $4.9 million in 2016 compared to $4.1 million in 2015. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. In addition, the provisions in both periods were impacted by loan growth and loan mix, while the 2016 provision was impacted by the Company starting to migrate from the use of historical loss rates based on national FDIC data to loss rates based on the Company's own experience. The increase in the provision from 2015 also reflects a higher provision for commercial business loans due primarily to the recording of a $3.2 million provision in 2016 on loans to one commercial customer. This was partially offset by a lower provision on commercial real estate loans due, in part, to the reversal in 2016 of specific reserves of approximately $400,000, originally established in 2015, against loans secured by one income property. Net charge-offs in 2016 were $3.2 million. Excluding net charge-offs related to the aforementioned commercial customer, net charge-offs would have been $32,000 compared to net recoveries of $39,000 in 2015.
Noninterest Income. Noninterest income increased $3.4 million, or 39.7%, from 2015 to $12.1 million in 2016. The increase was mainly driven by mortgage banking revenue which rose to $2.5 million in 2016 from $282,000 in 2015 due to a higher level of loan sales. In addition, miscellaneous income increased $1.1 million, or 247.9%, from 2015 to $1.6 million in 2016 due, in part, to credit valuation marks on commercial loan customer back-to-back interest rate swap contracts where customers opt to convert their loans from floating to fixed rate via the rate swaps. In addition, 2016 included $506,000 of bank-owned life insurance death benefit gains compared to none in 2015. These improvements were partially offset by a $688,000, or 35.0%, decline in realized securities gains.

Noninterest Expense. Noninterest expense increased $7.7 million, or 17.4%, to $51.7 million for the year ended December 31, 2016 from $44.1 million for the year ended December 31, 2015. The increase from 2015 was mainly due to higher salaries and benefits expense, which were up $6.3 million, or 27.8%, to $28.9 million in 2016 and higher occupancy and equipment expense, which was up $1.1 million, or 17.6%, to $7.4 million in 2016. The increase in salaries and benefits expense was due in part to equity grants made under the Equity Incentive Plan that was approved by shareholders at the Company’s 2015 Annual Shareholders Meeting. A full year of expense was recorded on these grants in 2016 compared to three months in 2015. Salaries and benefits expense was also impacted by merit and promotional increases. The remaining increase in salaries and benefits expense, as well as the increase in occupancy and equipment expense mainly reflects growth initiatives, including the opening of new branches in the Seaport District of Boston and in Westwood, the opening of new loan production offices, and the relocation of the Company's headquarters to a new location in Norwood.

Income Tax Provision. The Company recorded a tax provision of $3.8 million in 2016 on pre-tax income of $12.5 million for an effective tax rate of 30.5%. In 2015, the Company recorded a tax provision of $2.8 million on pre-tax income of $10.1 million for an effective tax rate of 28.2%. The major drivers in the increase in tax rate from 2015 related to an increase in state taxes as well as an increase in permanent differences for equity incentives. See Note 8 for rate reconciliations for both years.

Comparison of Results of Operations for the Years Ended December 31, 2015 and 2014

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

The $8.0 million increase in interest on loans was primarily due to a $270.8 million, or 26.5%, increase in the average balance of loans to $1.29 billion for the year ended December 31, 2015, partially offset by a 16 basis point decrease in the average yield on loans to 3.52%. The increase in the average balance of loans mainly reflects growth in the commercial real estate, residential mortgage and commercial business portfolios. The yield on loans decreased due to the lower interest rate environment, the higher contribution of short-term LIBOR-based commercial loans, competitive pricing pressures, and a lower contribution from acquisition accounting accretion related to the loans obtained in the Nantucket Bank acquisition.

Interest Expense. Interest expense increased $1.8 million, or 26.8%, to $8.7 million for the year ended December 31, 2015 from $6.9 million for the year ended December 31, 2014. Interest expense on deposits was responsible for the vast majority of the increase as interest expense on borrowings grew just $69,000, or 6.0%. The $1.8 million increase in interest expense on interest-bearing deposits was due to a 10 basis point increase in the average rate paid on interest-bearing deposits to 0.66% for the year ended December 31, 2015 due, in part, to promotional rate pricing. In addition, the average balance of interest bearing deposits increased $110.8 million, or 10.8%, to $1.14 billion for the year ended December 31, 2015. This was mainly due to increases in the average balances of money market deposits and certificates of deposit of $125.7 million and $24.0 million, respectively, partially offset by a decline of $41.6 million in the average balance for regular savings.

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

Management of Market Risk

General.

Market risk is the risk that the market value or estimated fair value of our assets, liabilities, and derivative financial instruments will decline as a result of changes in interest rates or financial market volatility, or that our net income will be significantly reduced by interest rate changes.

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

Net Interest Income Analysis.

Income simulation is the primary tool for measuring the interest rate risk inherent in our balance sheet at a given point in time by showing the effect on net interest income, over specified time horizons, under a range of interest rate ramp and shock scenarios. These simulations take into account repricing, maturity and prepayment characteristics of individual products. These estimates require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on our net interest income. Although the net interest income table below provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. The ALCO reviews the methodology utilized for calculating interest rate risk exposure and may periodically adopt modifications to this methodology. Simulation results are reviewed by the ALCO to determine whether the exposure resulting from changes in market interest rates remains within established tolerance levels and develops appropriate strategies to manage this exposure.

As of December 31, 2016, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
-100	0.12%
+100	0.24%
+200	0.39%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at December 31, 2016, in the event of a 100 and 200 basis point increase in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.24% and 0.39% increase, respectively, in net interest income.  At the same date, in the event of a 100 basis point decrease in interest rates over a one-year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.12% increase in net interest income.

Economic Value of Equity Analysis.

We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of December 31, 2016 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 5.2% and 11.2% decrease, respectively, in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 0.9% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within policy guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is a financial institution’s capacity to readily meet its current and future financial obligations. It is further defined as the ability to respond to the needs of depositors and borrowers, as well as to opportunities for earnings enhancements. The Company’s primary source of liquidity is deposits. At December 31, 2016, the Company had $1.5 billion of deposits (excluding brokered deposits), which represents 61.1% of total assets. Other sources of liquidity include cash flows from loan repayments and the securities portfolios and discretionary use of wholesale funds, including Federal Home Loan Bank of Boston (“FHLBB”) borrowings and brokered deposits. Wholesale funds are used to diversify our funding mix and to support asset growth when profitable lending and investment opportunities exist. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs.

We have a detailed liquidity funding policy and a contingency funding plan that outlines a comprehensive management response to unexpected demands for liquidity. Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of ordinary course of business. To supplement its liquidity, Blue Hills Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB. At December 31, 2016, we had $251.0 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $532.6 million from the FHLBB. At December 31, 2016, we had $42.0 million in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at December 31, 2016.

Liquidity management is monitored by the ALCO, which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. Liquidity remained well within target ranges established by the ALCO during 2016. Management believes our sources of funding will meet anticipated funding needs.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2016, cash and cash equivalents totaled $30.5 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating loans and purchasing securities. During the years ended December 31, 2016 and December 31, 2015, we had $817.7 million and $570.7 million of loan originations, respectively. We also bought $98.3 million and $150.2 million of loans in 2016 and 2015, respectively and are active in buying and selling securities. During the year ended December 31, 2016, we purchased $76.5 million of available for sale securities and received proceeds from the sale of securities totaling $97.8 million. During the year ended December 31, 2015, those amounts were $153.2 million and $99.5 million, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced net increases in deposits of $374.8 million and $221.1 million for the years ended December 31, 2016 and 2015, respectively. Included in the net deposit increases are a $122.5 million increase in brokered deposits for the year ended December 31, 2016 compared to a $96.4 million increase for the year ended December 31, 2015. At December 31, 2016, brokered deposits totaled $300.9 million compared to $178.3 million at December 31, 2015. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net decrease in borrowings of $9.0 million for the year ended December 31, 2016 compared to a net increase of $185.0 million for the year ended December 31, 2015.

At December 31, 2016, we had $51.6 million in loan commitments outstanding. In addition to commitments to originate loans, we had $238.8 million in unused lines of credit to borrowers and letters of credit and $96.2 million in undisbursed construction loans. Certificates of deposit due within one year of December 31, 2016 totaled $372.5 million or 20.6%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of December 31, 2016 totaled $24.4 million, or 1.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances. While management believes that we have adequate liquidity to meet our commitments and to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact our immediate liquidity and/or additional liquidity needs.

Blue Hills Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Blue Hills Bancorp is responsible for paying dividends declared to its shareholders. Blue Hills Bancorp may continue to repurchase shares of its common stock in the future. Blue Hills Bancorp's primary sources of funds are the net proceeds it retained from the stock offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Blue Hills Bancorp in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Blue Hills Bancorp believes that such restriction will not have an impact on Blue Hills Bancorp's ability to meet its ongoing cash obligations. At December 31, 2016 and 2015, Blue Hills Bancorp had cash and cash equivalents of $66.3 million and $101.0 million, respectively.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2016, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines (see Note 9 of the Notes to Consolidated Financial Statements).

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

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2016.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$161,000	$45,000	$45,000	$—	$251,000
Certificates of deposit	372,461	157,148	58,025	—	587,634
Operating leases	2,530	5,144	4,686	12,408	24,768
Music venue naming rights	454	980	1,084	1,200	3,718
Total contractual obligations	$536,445	$208,272	$108,795	$13,608	$867,120

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Blue Hills Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Blue Hills Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blue Hills Bancorp, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 8, 2017

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2016	2015
(In thousands, except share data)
Assets
Cash and due from banks	$14,752	$10,932
Short-term investments	15,744	22,366
Total cash and cash equivalents	30,496	33,298
Securities available for sale, at fair value	204,836	231,690
Securities held to maturity, at amortized cost	201,027	200,141
Federal Home Loan Bank stock, at cost	13,352	13,567
Loans held for sale	2,761	12,877
Loans, net of allowance for loan losses of $18,750 in 2016 and $17,102 in 2015	1,912,871	1,523,275
Premises and equipment, net	22,034	20,015
Accrued interest receivable	6,057	5,344
Goodwill	9,160	9,160
Core deposit intangible	1,400	2,625
Net deferred tax asset	10,146	10,665
Bank-owned life insurance	32,015	31,626
Other assets	23,537	20,060
	$2,469,692	$2,114,343
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$184,982	$153,155
Interest bearing	1,623,705	1,280,694
Total deposits	1,808,687	1,433,849
Short-term borrowings	146,000	205,000
Long-term debt	105,000	55,000
Accrued expenses and other liabilities	23,098	21,665
Total liabilities	2,082,785	1,715,514
Commitments and contingencies (Notes 4 and 13)
Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 26,759,953 and 28,492,732 issued and outstanding at December 31, 2016 and 2015, respectively	259	276
Additional paid-in capital	249,317	269,078
Unearned compensation- ESOP	(20,496)	(21,255)
Retained earnings	161,896	155,918
Accumulated other comprehensive loss	(4,069)	(5,188)
Total stockholders' equity	386,907	398,829
	$2,469,692	$2,114,343

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$58,953	$45,342	$37,382
Interest on securities	8,895	8,828	7,859
Dividends	1,596	4,068	3,894
Other	94	63	140
Total interest and dividend income	69,538	58,301	49,275
Interest expense:
Interest on deposits	10,488	7,527	5,750
Interest on borrowings	2,088	1,217	1,148
Total interest expense	12,576	8,744	6,898
Net interest and dividend income	56,962	49,557	42,377
Provision for loan losses	4,885	4,090	3,381
Net interest and dividend income, after provision for loan losses	52,077	45,467	38,996
Noninterest income:
Net impairment losses recognized in earnings	—	—	(307)
Deposit account fees	1,327	1,314	1,313
Interchange and ATM fees	1,546	1,511	1,397
Mortgage banking	2,473	282	784
Loan level derivative fee income	2,371	2,120	660
Gains on sales and calls of securities, net	1,280	1,968	2,822
Gains on trading assets, net	—	—	25
Bank-owned life insurance income	1,048	1,031	1,006
Bank-owned life insurance death benefit gains	506	—	182
Pension curtailment gain	—	—	1,304
Miscellaneous	1,576	453	421
Total noninterest income	12,127	8,679	9,607
Noninterest expense:
Salaries and employee benefits	28,853	22,570	21,308
Occupancy and equipment	7,370	6,267	5,305
Data processing	3,460	3,510	2,989
Professional fees	2,638	2,689	3,551
Advertising	2,423	2,458	2,427
FDIC deposit insurance	1,125	999	1,266
Directors’ fees	1,458	644	486
Amortization of core deposit intangible	1,225	1,607	1,808
Charitable foundation contribution	—	—	7,000
Other general and administrative	3,194	3,338	3,268
Total noninterest expense	51,746	44,082	49,408
Income (loss) before income taxes	12,458	10,064	(805)
Provision (benefit) for income taxes	3,805	2,837	(622)
Net income (loss)	$8,653	$7,227	$(183)
Earnings per common share:
Basic	$0.35	$0.28	N/A
Diluted	$0.35	$0.28	N/A
Weighted average shares outstanding:
Basic	24,420,405	26,064,947	N/A
Diluted	24,540,929	26,069,589	N/A
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Net income (loss)	$8,653	$7,227	$(183)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains (losses)	3,849	(8,332)	4,942
Reclassification adjustment for net gains realized in net income (1)	(1,235)	(1,968)	(2,515)
Reclassification of unrealized gains on securities transferred to held to maturity	—	(666)	—
Net unrealized gains (losses)	2,614	(10,966)	2,427
Tax effect	(938)	3,818	(1,018)
Net-of-tax amount	1,676	(7,148)	1,409
Securities held to maturity:
Reclassification of unrealized gains on securities transferred from available-for-sale	—	666	—
Amortization of amounts previously recorded upon transfer from available-for-sale (2)	(234)	(95)	—
Net change in unrealized gains	(234)	571	—
Tax effect	83	(197)	—
Net-of-tax amount	(151)	374	—
Defined benefit pension plan:
Losses arising during the period	(895)	(1,610)	(2,090)
Reclassification adjustment for losses (gains) recognized in net periodic benefit cost (3)	271	110	(70)
Net losses	(624)	(1,500)	(2,160)
Tax effect	218	509	863
Net-of-tax amount	(406)	(991)	(1,297)
Other comprehensive income (loss)	1,119	(7,765)	112
Comprehensive income (loss)	$9,772	$(538)	$(71)
_______________________

(1)
Amounts are included in gains on sales and calls of securities, net and net impairment losses, in noninterest income in the consolidated statements of operations. Income tax expense associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was approximately $431,000, $691,000 and $940,000, respectively. For the year ended December 31, 2016, included in net gains on sales and calls of securities, amounting to $1.3 million, in net income, was $45,000 related to a gain on a called security classified as held to maturity.

(2)
Amounts are included in interest income on securities in the consolidated statements of operations. Income tax expense associated with the amortization amount for the years ended December 31, 2016 and 2015 was $83,000 and $35,000, respectively.

(3)
Amounts are included in salaries and employee benefits, in noninterest expense in the consolidated statements of operations. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2016, 2015 and 2014 was $(97,000), $(37,000) and $24,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2016, 2015 and 2014

	SBLF Preferred Stock	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
(In thousands, except share data)
Balance at December 31, 2013	$18,724	—	$—	$—	$—	$150,345	$2,465	$171,534
Comprehensive income (loss)	—	—	—	—	—	(183)	112	(71)
Issuance of common stock for initial public offering, net of expenses of $3,583	—	27,772,500	278	273,865	—	—	—	274,143
Issuance of common stock to Blue Hills Bank Foundation	—	694,313	7	6,936	—	—	—	6,943
Stock purchased by the ESOP	—	—	—	—	(22,773)	—	—	(22,773)
ESOP shares committed to be released	—	—	—	234	759	—	—	993
Redemption of SBLF preferred stock	(18,724)	—	—	—	—	—	—	(18,724)
Preferred stock dividends declared	—	—	—	—	—	(439)	—	(439)
Balance at December 31, 2014	—	28,466,813	285	281,035	(22,014)	149,723	2,577	411,606

Comprehensive income (loss)	—	—	—	—	—	7,227	(7,765)	(538)
ESOP shares committed to be released	—	—	—	304	759	—	—	1,063
Common stock dividends declared ($0.04 per share)	—	—	—	—	—	(1,032)	—	(1,032)
Repurchase of common stock	—	(929,300)	(10)	(13,111)	—	—	—	(13,121)
Share redemption for tax withholdings on deferred compensation obligation	—	(27,956)	—	(439)	—	—	—	(439)
Restricted stock awards granted	—	983,175	1	(1)	—	—	—	—
Stock based compensation expenses	—	—	—	1,124	—	—	—	1,124
Tax benefit from deferred compensation	—	—	—	166	—	—	—	166
Balance at December 31, 2015	—	28,492,732	276	269,078	(21,255)	155,918	(5,188)	398,829

Comprehensive income	—	—	—	—	—	8,653	1,119	9,772
ESOP shares committed to be released	—	—	—	371	759	—	—	1,130
Common stock dividends declared ($0.11 per share)	—	—	—	—	—	(2,675)	—	(2,675)
Repurchase of common stock	—	(1,708,340)	(17)	(24,415)	—	—	—	(24,432)
Restricted stock awards granted	—	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	—	(11,800)	—	—	—	—	—	—
Stock based compensation expenses	—	—	—	4,868	—	—	—	4,868
Share redemption for tax withholdings for restricted stock vesting	—	(46,969)	—	(730)	—	—	—	(730)
Proceeds from exercise of options	—	2,880	—	40	—	—	—	40
Excess tax benefit from deferred and stock based compensation	—	—	—	105	—	—	—	105
Balance at December 31, 2016	$—	26,759,953	$259	$249,317	$(20,496)	$161,896	$(4,069)	$386,907

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$8,653	$7,227	$(183)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for loan losses	4,885	4,090	3,381
Net amortization of securities	2,924	3,710	2,184
Gains on sales and calls of securities, net	(1,280)	(1,968)	(2,822)
Impairment losses on securities	—	—	307
Net change in loans held for sale	(1,106)	(374)	765
Loss (gains) on sales of portfolio loans, net	(319)	44	(440)
Net amortization of deferred loan origination costs and discounts	(374)	100	(336)
Depreciation and amortization of premises and equipment	2,011	1,824	1,475
Issuance of common stock to charitable foundation	—	—	6,943
Amortization of core deposit intangible	1,225	1,607	1,808
Bank-owned life insurance income, including death benefit gains	(1,554)	(1,031)	(1,188)
ESOP expense	1,130	1,063	993
Pension curtailment gain	—	—	(1,304)
Deferred income tax benefit	(118)	(302)	(3,557)
Stock based compensation expense	4,868	1,124	—
Excess tax benefit from deferred and stock based compensation	(105)	(166)	—
Net change in:
Trading assets	—	—	750
Accrued interest receivable	(713)	(911)	161
Other assets	(3,477)	(1,153)	(7,033)
Accrued expenses and other liabilities	914	(8,495)	14,220
Net cash provided by operating activities	17,564	6,389	16,124
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(76,512)	(153,222)	(367,511)
Sales	97,824	99,522	362,941
Maturities/calls	4,133	5,632	9,615
Principal paydowns	3,497	24,487	22,572
Activity in securities held to maturity:
Purchases	(59,939)	(23,361)	—
Maturities/calls	22,835	9,000	—
Principal paydowns	34,866	10,421	—
Loan originations and purchases, net of paydowns	(403,729)	(400,115)	(315,872)
Proceeds from portfolio loan sales	21,163	7,608	27,810
Net purchases of premises and equipment	(4,030)	(3,051)	(2,023)
Purchases of FHLBB stock	(5,487)	(3,296)	(936)
Redemption of FHLBB stock	5,702	1,431	—
Proceeds from bank-owned life insurance death benefits	1,165	—	424
Cash provided by business combination, net of purchase price	—	—	151,587
Net cash used in investing activities	(358,512)	(424,944)	(111,393)
The accompanying notes are an integral part of these consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2016, 2015 and 2014

(concluded)

	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered	252,295	124,670	32,644
Net change in brokered deposits	122,543	96,463	(9,752)
Net change in short-term borrowings	(59,000)	165,000	(130,000)
Repayments of long-term debt	(20,000)	—	(10,000)
Proceeds from long-term debt	70,000	20,000	—
Net proceeds from issuance of common stock	—	—	274,143
Acquisition of common stock by ESOP	—	—	(22,773)
Redemption of SBLF preferred stock	—	—	(18,724)
Preferred stock dividends paid	—	—	(439)
Repurchase of common stock	(24,432)	(13,121)	—
Share redemption for tax withholdings on deferred compensation obligation	—	(439)	—
Share redemption for tax withholdings for restricted stock vesting	(730)	—	—
Proceeds from exercise of stock options	40	—	—
Excess tax benefit from deferred and stock based compensation	105	166	—
Common stock dividends paid	(2,675)	(1,032)	—
Net cash provided by financing activities	338,146	391,707	115,099
Net change in cash and cash equivalents	(2,802)	(26,848)	19,830
Cash and cash equivalents at beginning of year	33,298	60,146	40,316
Cash and cash equivalents at end of year	$30,496	$33,298	$60,146
Supplementary information:
Interest paid	$12,378	$8,700	$6,921
Income taxes paid, net of refunds	4,390	4,280	257
Securities transferred from available-for-sale to held-to-maturity	—	196,958	—
Fair value of non-cash assets acquired	—	—	123,733
Fair value of liabilities assumed	—	—	275,320
Portfolio loans transferred to loans held for sale designation	—	11,222	14,591
The accompanying notes are an integral part of these consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Conversion
Blue Hills Bancorp, Inc. (the “Company”) is a Maryland corporation formed in February 2014 for the purpose of becoming the holding company for Blue Hills Bank (the “Bank”) concurrent with the conversion of Hyde Park Bancorp, MHC from the mutual holding company to the stock holding company form of organization on July 21, 2014. In connection with the conversion, the Bank became a wholly-owned subsidiary of the Company and the Company sold 27,772,500 shares of its common stock, at $10.00 per share, for gross offering proceeds of approximately $277.7 million, including the sale of 2,277,345 shares to the employee stock ownership plan (“ESOP”). The purchase of common stock by the ESOP was financed by a loan from Blue Hills Funding Corporation ("the Funding Corporation"), a subsidiary of the Company. Upon the completion of the conversion, Hyde Park Bancorp, MHC and the Bank’s former Massachusetts chartered mid-tier holding company, Hyde Park Bancorp, Inc., ceased to exist.

In connection with the plan of conversion, the Company established the Blue Hills Bank Foundation (the “Foundation”). The Foundation was funded with $7.0 million, including 694,313 shares of the Company’s common stock and $57,000 in cash, which was recorded as an expense by the Company in July 2014.

At the time of conversion, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts amounted to $61.0 million and $80.7 million at December 31, 2016 and 2015, respectively, and are maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Blue Hills Funding Corporation and the Bank, the principal operating entity and its wholly-owned subsidiaries, B.H. Security Corporation and HP Security Corporation, which are Massachusetts security corporations, and 1196 Corporation, which holds stock in a company that administers pension and 401(k) plans for a number of savings banks. All significant intercompany balances and transactions have been eliminated in consolidation.

Prior to the the establishment of the Foundation in 2014, the Company established Blue Hills Bank Charitable Foundation, (the "Charitable Foundation"), a not-for-profit organization, to provide charitable contributions within the Company’s surrounding communities. Neither the Foundation or Charitable Foundation are subsidiaries of the Company.

Business
The Company provides a variety of financial services to individuals and businesses online and through its offices in Boston, Brookline (closed in February of 2017), Cambridge, Concord, Dedham, Franklin, Hingham, Hyde Park, Lowell, Milton, Nantucket, Norwood, Plymouth, West Roxbury, Westwood, and Winchester Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential mortgage loans, home equity loans, commercial real estate loans, commercial business loans and consumer loans.

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

Restrictions on cash and due from banks
The Company is required to maintain average balances on hand or with the Federal Reserve Bank ( the “FRB”). At December 31, 2016 there was no reserve requirement. At December 31, 2015 the reserve requirement was $4.0 million.

Fair value hierarchy
The Company groups its assets and liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets or liabilities. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, including equity securities with readily determinable fair values, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ('OTTI"). OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Marketable equity securities are evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

Federal Home Loan Bank stock
The Company, as a member of the Federal Home Loan Bank of Boston (the "FHLBB") system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews its investment for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2016, no impairment has been recognized.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off generally are reported at their outstanding unpaid principal balances adjusted for the allowance for loan losses, charge-offs, deferred origination fees and costs, and discounts on purchased loans. Interest income is accrued on the unpaid principal balance. Deferred loan origination fees/costs and discounts on purchased loans are recognized as an adjustment of the related loan yield using the interest method.

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

Allowance for loan losses
The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient prior loss experience, a national peer group losses of depository institutions with assets between one and five billion dollars for relevant portfolios dating back to 2008 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our residential real estate, home equity, commercial real estate, commercial business and consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

General component
The general component of the allowance for loan losses is based on a combination of the Company's own history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars dating back to 2008, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

Home equity - Loans in this segment are generally secured by first or second liens on residential real estate. Repayment is dependent on the credit quality of the individual borrower. The Company evaluates each loan application based on factors including the borrower’s credit score, income, length of employment, and other factors to establish the creditworthiness of the borrower.

Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, real estate collateral and owner-occupied properties. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy due to increased vacancy rates, which in turn, can have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.

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

Consumer - Loans in this segment primarily include used classic and collector automobile loans. A significant portion of the used automobile loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services.

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

Unallocated component

The Company previously maintained an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. As a large portion of the Company's loan portfolios is now seasoned, the unallocated component of the allowance for loan losses was eliminated during the fourth quarter of 2016.

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

Goodwill and identifiable intangible assets
Goodwill is the price paid in excess of the fair value of net assets acquired and is not amortized. Goodwill at December 31, 2016 and 2015 relates to the acquisition of Nantucket Bank. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. The initial qualitative approach assesses whether the existence of events or circumstances led to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, the Company determines it is more likely than not that the fair value is less than carrying value, the two-step quantitative impairment test is performed. Step one of the quantitative impairment test compares book value to the fair value of the reporting unit. If test one is failed, a more detailed analysis is performed, which involves measuring the excess of the fair value of the reporting unit, as determined in step one, over the aggregate fair value of the individual assets, liabilities, and identifiable intangibles as if the reporting unit was being acquired in a business combination.

Identifiable intangible assets subject to amortization consist of the core deposit intangible acquired in the acquisition of Nantucket Bank, which has an estimated life of approximately 5.5 years. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

The core deposit intangible is being amortized using the sum of the years' digits method over its estimated life. Information related to the core deposit intangible, including the estimated annual amortization expense, is summarized below:

(In thousands)
Balance at December 31, 2013	$—
Acquisition of Nantucket Bank	6,040
Amortization	(1,808)
Balance at December 31, 2014	$4,232

Amortization	(1,607)
Balance at December 31, 2015	2,625

Amortization	(1,225)
Balance at December 31, 2016	$1,400

Estimated amortization expense for the years ending December 31,
2017	$843
2018	461
2019	96
Total remaining	$1,400

Bank-owned life insurance
Bank-owned life insurance policies are reflected on the consolidated balance sheets at cash surrender value. Changes in cash surrender value are reflected in noninterest income in the consolidated statements of operations.

Non-marketable investments
The aggregate carrying amount of all cost and equity method investments included in other assets at December 31, 2016 and 2015 is $10.2 million and $8.7 million, respectively. The fair values of these investments are not readily available and are not evaluated for impairment unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. At December 31, 2016 and 2015, the Company was contractually committed under these non-marketable investments to make additional capital contributions of $8.9 million and $8.4 million, respectively.

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

Derivative Loan Commitments
Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. Loan commitments that are derivatives are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage banking income.

Forward Loan Sale Commitments
To protect against the price risk inherent in derivative loan commitments, the Company enters into forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments.  Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets or other liabilities with changes in their fair values recorded in mortgage banking income.  The Company estimates the fair value of its forward loan sale commitments based on changes in the fair value of underlying mortgage loans.

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

Earnings per common share
Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Dividend rights on unvested options/awards are forfeitable; therefore unvested awards/options are not considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock awards and are determined using the treasury stock method.

Advertising costs
Advertising costs are expensed as incurred.

Stock-based Compensation Plans
The Company measures and recognizes compensation cost relating to stock-based payment transactions based on the grant-date fair value of the equity instruments issued. Stock-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For an award with a performance and/or service condition that affects vesting, the performance and/or service condition is not considered in determining the award’s fair value on the grant date. Performance and service conditions considered in estimating the quantity of awards that will vest (i.e., the pre-vesting forfeiture assumption). Compensation cost reflects the number of awards that are expected to vest and is adjusted to reflect those awards that do ultimately vest.

Employee Stock Ownership Plan
Compensation expense for the ESOP is recorded at an amount equal to the shares allocated by the ESOP multiplied by the average fair market value of the shares during the period. The Company recognizes compensation expense ratably over the year based upon the Company’s estimate of the number of shares expected to be allocated by the ESOP. Unearned compensation applicable to the ESOP is reflected as a reduction of stockholders' equity on the consolidated balance sheet. The difference between the average fair market value and the cost of the shares allocated by the ESOP is recorded as an adjustment to additional paid-in capital.

Income taxes
Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require the Company to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. There was no reserve for uncertain tax positions as of December 31, 2016 or 2015. The Company records interest and penalties as part of income tax expense.

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

Reclassification
Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The impact of the change in equity investments will depend on market conditions but if applied in 2016, would have resulted in a gain of $592,000 (pre tax) being recognized in net income versus other comprehensive income. See the Consolidated Statement of Comprehensive Income (Loss).

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. The Update will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update. Future lease commitments as of December 31, 2016 were $24.8 million.

In March 2016, the FASB issued ASU No. 2016-09 Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, to reduce the complexity of certain aspects of the accounting for employee share-based payment transactions. As a result of this ASU, changes applicable to all entities include:

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove previously established recognition thresholds based on probability, and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the net amount that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and will require that credit losses be recorded through an allowance for credit losses. The ASU is effective for public business entities fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Management is currently evaluating the impact to the consolidated financial statements of adopting this Update.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. For public business entities, the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

In January 2017, the FASB issued ASU 2017-04 Goodwill Simplifications, which simplifies how all entities assess goodwill for impairment by eliminating Step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. For public business entities, the amendments are effective for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, follow:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$10,530	$—	$(41)	$10,489
Other asset-backed securities	9,174	6	(195)	8,985
Total mortgage- and other asset-backed securities	19,704	6	(236)	19,474
State and political	12,730	120	(157)	12,693
Financial services:
Banks	20,263	57	(298)	20,022
Diversified financial entities	17,198	190	(198)	17,190
Insurance and REITs	18,304	150	(216)	18,238
Total financial services	55,765	397	(712)	55,450
Other corporate:
Industrials	49,217	508	(761)	48,964
Utilities	24,895	292	(100)	25,087
Total other corporate	74,112	800	(861)	74,051
Total debt securities	162,311	1,323	(1,966)	161,668

Marketable equity securities:
Mutual funds:
Domestic community	3,216	25	(19)	3,222
Global asset allocation	42,396	48	(2,498)	39,946
Total marketable equity securities	45,612	73	(2,517)	43,168
Total securities available for sale	$207,923	$1,396	$(4,483)	$204,836

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$32,667	$4	$(934)	$31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	153,938	14	(1,806)	152,146
SBA asset-backed securities	14,422	—	(212)	14,210
Total securities held to maturity	$201,027	$18	$(2,952)	$198,093

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$13,126	$—	$(195)	$12,931
Other asset-backed securities	11,395	—	(142)	11,253
Total mortgage- and other asset-backed securities	24,521	—	(337)	24,184
State and political	16,016	354	(55)	16,315
Financial services:
Banks	18,813	138	(90)	18,861
Diversified financial entities	23,124	349	(173)	23,300
Insurance and REITs	16,883	1	(282)	16,602
Total financial services	58,820	488	(545)	58,763
Other corporate:
Industrials	55,470	306	(1,244)	54,532
Utilities	31,952	7	(1,639)	30,320
Total other corporate	87,422	313	(2,883)	84,852
Total debt securities	186,779	1,155	(3,820)	184,114

Marketable equity securities:
Mutual funds:
Global equity	5,000	388	—	5,388
Domestic community	3,216	70	(13)	3,273
Global asset allocation	42,396	3	(3,484)	38,915
Total marketable equity securities	50,612	461	(3,497)	47,576
Total securities available for sale	$237,391	$1,616	$(7,317)	$231,690

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$636	$—	$(2)	$634
Government-sponsored enterprises	28,256	94	(126)	28,224
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,232	10	(832)	154,410
SBA asset-backed securities	16,017	—	(59)	15,958
Total securities held to maturity	$200,141	$104	$(1,019)	$199,226

During the third quarter of 2015, approximately $196.3 million of securities available-for-sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available-for-sale to held-to-maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in accumulated other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At December 31, 2016, there are $337,000 of net holding gains remaining in accumulated other comprehensive income.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2016 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$3,021	$3,022	$5,006	$5,007
After 1 year through 5 years	56,673	56,850	9,687	9,439
After 5 years through 10 years	75,437	74,787	17,974	17,291
After 10 years	7,476	7,535	—	—
	142,607	142,194	32,667	31,737
Mortgage- and asset-backed securities and collateralized mortgage obligations amortizing monthly	19,704	19,474	168,360	166,356
Total debt securities	$162,311	$161,668	$201,027	$198,093

For the years ended December 31, 2016, 2015 and 2014, proceeds from sales of securities available for sale amounted to $97.8 million, $99.5 million and $362.9 million, respectively. Gross realized gains amounted to $2.3 million, $2.0 million and $4.5 million, respectively, and gross realized losses amounted to $981,000, $56,000 and $1.7 million, respectively.

At December 31, 2016 and 2015, government-sponsored enterprise obligations with an amortized cost of $27.3 million and $46.2 million, respectively, and a fair value of $27.0 million and $46.0 million, respectively, were pledged to secure borrowings. See Note 7.

The Company continually reviews investment securities for the existence of OTTI, taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$(11)	$3,163	$(30)	$7,326
Other asset-backed securities	(43)	3,924	(152)	3,732
Total mortgage- and other asset-backed securities	(54)	7,087	(182)	11,058
State and political	(157)	5,301	—	—
Financial services:
Banks	(298)	14,553	—	—
Diversified financial entities	(198)	9,369	—	—
Insurance and REITs	(216)	6,900	—	—
Total financial services	(712)	30,822	—	—
Other corporate:
Industrials	(655)	24,630	(106)	2,284
Utilities	(99)	11,200	(1)	794
Total other corporate	(754)	35,830	(107)	3,078
Total debt securities	(1,677)	79,040	(289)	14,136
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(19)	448
Global asset allocation	(424)	15,153	(2,074)	22,442
Total marketable equity securities	(424)	15,153	(2,093)	22,890
Total temporarily impaired securities available for sale	$(2,101)	$94,193	$(2,382)	$37,026

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(934)	$28,533	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,763)	146,098	(43)	3,827
SBA asset-backed securities	(104)	9,157	(108)	5,053
Total temporarily impaired securities held to maturity	$(2,801)	$183,788	$(151)	$8,880

	December 31, 2015
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$(84)	$5,166	$(111)	$7,765
Other asset-backed securities	(142)	11,253	—	—
Total mortgage- and other asset-backed securities	(226)	16,419	(111)	7,765
State and political	(55)	3,324	—	—
Financial services:
Banks	(90)	14,070	—	—
Diversified financial entities	(173)	15,397	—	—
Insurance and REITs	(282)	14,487	—	—
Total financial services	(545)	43,954	—	—
Other corporate:
Industrials	(957)	43,848	(287)	395
Utilities	(1,387)	25,353	(252)	1,618
Total other corporate	(2,344)	69,201	(539)	2,013
Total debt securities	(3,170)	132,898	(650)	9,778
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(13)	453
Global asset allocation	(3,484)	36,609	—	—
Total marketable equity securities	(3,484)	36,609	(13)	453
Total temporarily impaired securities available for sale	$(6,654)	$169,507	$(663)	$10,231

Securities Held to Maturity:
Debt securities:
U.S. Treasury	$(2)	$634	$—	$—
Government-sponsored enterprises	(126)	14,084	—	—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(832)	144,820	—	—
SBA asset-backed securities	(59)	15,958	—	—
Total temporarily impaired securities held to maturity	$(1,019)	$175,496	$—	$—
At December 31, 2016, several debt securities have unrealized losses with aggregate depreciation of 2% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2016.

At December 31, 2016, three mutual funds have aggregate unrealized losses of $2.5 million; 6% of the Company’s cost basis. No issues have been identified that cause management to believe the declines in market value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES
A summary of the balances of loans follows:

	December 31,
	2016	2015
	(In thousands)
Real estate:
1-4 family residential	$851,154	$599,938
Home equity	78,719	77,399
Commercial real estate	687,289	561,203
Construction	76,351	79,773
	1,693,513	1,318,313
Commercial business	206,234	182,677
Consumer	29,281	38,186
Total loans	1,929,028	1,539,176
Allowance for loan losses	(18,750)	(17,102)
Discount and fair value adjustments on purchased loans	(1,846)	(1,959)
Deferred loan costs and fees, net	4,439	3,160
Loans, net	$1,912,871	$1,523,275

The Company has sold residential mortgage loans in the secondary mortgage market, some of which are sold with limited recourse. The Company has retained the servicing responsibility on a portion of the loans sold and receives fees for the services provided. The unpaid principal balances of mortgage loans serviced for others were $89.7 million and $39.8 million at December 31, 2016 and 2015, respectively. The maximum contingent liability associated with loans sold with recourse is $3.8 million at December 31, 2016. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets. There have been no contingency losses recognized on these loans to date.

In 2016 and 2015, the Company transferred a portion of its originated commercial real estate, commercial business and construction loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included on the consolidated balance sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2016 and 2015, the Company was servicing loans for participants aggregating $56.0 million and $30.6 million, respectively.

At December 31, 2016 and 2015, 1-4 family residential loans in the amount of $759.9 million and $508.5 million, respectively, and commercial real estate loans in the amount of $293.1 million and $133.2 million, respectively, were pledged to secure borrowings. See Note 7.

Activity in the allowance for loan losses for the years ended December 31, 2016, 2015 and 2014 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
2016
Beginning balance	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	830	(99)	1,447	(11)	3,428	(282)	(428)	4,885
Loans charged-off	—	—	(321)	—	(3,098)	(56)	—	(3,475)
Recoveries	100	—	101	—	37	—	—	238
Ending Balance	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750

2015
Beginning balance	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973
Provision (credit) for loan losses	612	296	3,596	308	(571)	79	(230)	4,090
Loans charged-off	—	—	—	—	—	(43)	—	(43)
Recoveries	82	—	—	—	—	—	—	82
Ending Balance	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102

2014
Beginning balance	$2,835	$247	$2,608	$303	$2,416	$574	$688	$9,671
Provision (credit) for loan losses	405	93	943	753	994	223	(30)	3,381
Loans charged-off	(18)	—	—	—	—	(61)	—	(79)
Recoveries	—	—	—	—	—	—	—	—
Ending Balance	$3,222	$340	$3,551	$1,056	$3,410	$736	$658	$12,973

Additional information pertaining to the allocation of the allowance for loan losses to loan segments at December 31, 2016 and 2015, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2016
Allowance related to impaired loans	$17	$—	$—	$—	$—	$—	$—	$17
Allowance related to non-impaired loans	4,829	537	8,374	1,353	3,206	434	—	18,733
Total allowance for loan losses	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750

Impaired loans	$6,726	$1,153	$941	$—	$241	$170	$—	$9,231
Non-impaired loans	844,428	77,566	686,348	76,351	205,993	29,111	—	1,919,797
Total loans	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$—	$1,929,028
December 31, 2015
Allowance related to impaired loans	$—	$—	$384	$—	$10	$10	$—	$404
Allowance related to non-impaired loans	3,916	636	6,763	1,364	2,829	762	428	16,698
Total allowance for loan losses	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102

Impaired loans	$6,114	$270	$4,631	$—	$10	$145	$—	$11,170
Non-impaired loans	593,824	77,129	556,572	79,773	182,667	38,041	—	1,528,006
Total loans	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$—	$1,539,176

The following is a summary of past due and non-accrual loans, by loan segment, at December 31, 2016 and 2015:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2016
Real estate:
1-4 family residential	$584	$373	$2,322	$3,279	$6,478
Home equity	452	496	775	1,723	1,153
Commercial real estate	1,393	—	—	1,393	941
Commercial business	4,996	13	—	5,009	241
Consumer	175	5	7	187	170
Total	$7,600	$887	$3,104	$11,591	$8,983

December 31, 2015
Real estate:
1-4 family residential	$2,287	$—	$990	$3,277	$5,688
Home equity	1,031	19	176	1,226	270
Commercial real estate	—	1,249	—	1,249	4,631
Commercial business	23	—	—	23	10
Consumer	3	80	120	203	145
Total	$3,344	$1,348	$1,286	$5,978	$10,744
There were no loans past due 90 days or more and still accruing at December 31, 2016 and 2015.

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2016	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,605	$7,023	$—
Home equity	1,153	1,225	—
Commercial real estate	941	1,207	—
Commercial business	241	3,279	—
Consumer	170	183	—
Total	9,110	12,917	—

Impaired loans with a valuation allowance:
1-4 family residential	121	313	17

Total impaired loans	$9,231	$13,230	$17

December 31, 2015
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,114	$6,824	$—
Home equity	270	425	—
Consumer	35	39	—
Total	6,419	7,288	—

Impaired loans with a valuation allowance:
Commercial real estate	4,631	4,631	384
Commercial business	10	11	10
Consumer	110	110	10
Total	4,751	4,752	404

Total impaired loans	$11,170	$12,040	$404

The following tables set forth information regarding average balances and interest income recognized (all on a cash basis) on impaired loans, by segment, for the years ended December 31, 2016, 2015 and 2014:

	Average Recorded Investment	Interest Income Recognized
2016	(In thousands)
Real estate:
1-4 family residential	$6,451	$449
Home equity	555	29
Commercial real estate	3,192	206
Commercial business	672	55
Consumer	160	12
Total	$11,030	$751

2015
Real estate:
1-4 family residential	$4,869	$270
Home equity	575	14
Commercial real estate	926	161
Commercial business	2	1
Consumer	78	6
Total	$6,450	$452

2014
Real estate:
1-4 family residential	$4,076	$213
Home equity	476	17
Consumer	34	2
Total	$4,586	$232

No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructurings recorded during the years ended December 31, 2016, 2015 and 2014.

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

The Company assigns a 6 risk-rating to otherwise performing, satisfactorily collateralized consumer and residential loans where the Company becomes aware of deterioration in a FICO score or other indication of potential inability to service the debt. The Company assigns risk ratings of 7-10 to residential or consumer loans that have a well-defined weakness that may jeopardize the collection of the contractual principal and interest, are contractually past due 90 days or more or legal action has commenced against the borrower. All other residential mortgage and consumer loans have no risk rating.

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

The following tables present the Company’s loans by risk rating at December 31, 2016 and 2015:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
December 31, 2016
Loans rated 1 - 6	$1,054	$293	$671,872	$76,351	$188,706	$4	$938,280
Loans rated 7	3,514	967	9,720	—	17,510	146	31,857
Loans rated 8	2,442	258	5,697	—	18	37	8,452
Loans rated 9	645	—	—	—	—	—	645
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	843,499	77,201	—	—	—	29,094	949,794
	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$1,929,028
December 31, 2015
Loans rated 1 - 6	$1,950	$465	$548,360	$79,773	$181,792	$6	$812,346
Loans rated 7	4,461	321	7,765	—	874	—	13,421
Loans rated 8	1,592	144	5,078	—	—	149	6,963
Loans rated 9	701	—	—	—	11	—	712
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	591,234	76,469	—	—	—	38,031	705,734
	$599,938	$77,399	$561,203	$79,773	$182,677	$38,186	$1,539,176

NOTE 5 - PREMISES AND EQUIPMENT
A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2016	2015
	(In thousands)
Land	$4,087	$4,087
Buildings	10,322	10,322	5 to 40 years
Leasehold improvements	9,334	7,727	5 to 10 years
Furniture and fixtures	3,874	2,601	3 to 5 years
Technology equipment	6,139	5,088	1 to 3 years
Construction in progress	169	70
Premises and equipment, gross	33,925	29,895
Less accumulated depreciation and amortization	(11,891)	(9,880)
Premises and equipment, net	$22,034	$20,015
Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 amounted to $2.0 million, $1.8 million and $1.5 million, respectively.

NOTE 6 - DEPOSITS
A summary of deposit balances, by type, is as follows:

	December 31,
	2016	2015
	(In thousands)
NOW and demand	$331,508	$288,143
Regular savings	262,984	287,344
Money market	573,204	368,050
Brokered money market	53,357	41,807
Total non-certificate accounts	1,221,053	985,344

Term certificates of $250,000 or more	77,550	65,364
Term certificates less than $250,000	262,564	246,614
Brokered certificates of deposit	247,520	136,527
Total certificate accounts	587,634	448,505
Total deposits	$1,808,687	$1,433,849

At December 31, 2016, the scheduled maturities of certificate accounts, including brokered certificates of deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2017	372,461	0.67%
2018	88,220	1.26
2019	68,928	1.69
2020	38,393	1.90
2021	19,632	1.76
	$587,634	1.00%

NOTE 7 - BORROWINGS

Federal Home Loan Bank of Boston advances

FHLBB advances with an original maturity of less than one year amounted to $146.0 million and $205.0 million at December 31, 2016 and 2015, respectively, with a weighted average rate of 0.76% and 0.41%, respectively. The Company also had, at both December 31, 2016 and 2015, a $7.7 million line of credit with the FHLBB with an interest rate that adjusts daily. No advances were outstanding on this line at December 31, 2016 or 2015. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally residential and commercial mortgage loans, as well as certain U.S. government-sponsored enterprise securities. See Notes 3 and 4.

Long-term debt consists of the following FHLBB advances:

	December 31, 2016		December 31, 2015
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2016	$—	—%	$10,000	2.29%
2017	15,000	1.99%	15,000	1.99
2018	20,000	2.12	20,000	2.23
2019	25,000	1.20	—	—
2020	15,000	1.49	10,000	1.65
2021 *	30,000	0.28	—	—
	$105,000	1.27%	$55,000	2.07%
* Includes advances callable in 2017.

Other lines-of-credit

At December 31, 2016 and 2015, the Company had $42 million and $39 million, respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon, as needed. There were no amounts outstanding at December 31, 2016 or 2015.

NOTE 8- INCOME TAXES
Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2016	2015	2014
		(In thousands)
Current tax provision:
Federal	$3,617	$2,933	$2,695
State	306	206	240
	3,923	3,139	2,935
Deferred tax provision (benefit):
Federal	55	7	(3,183)
State	47	(148)	(1,014)
Federal and State	102	(141)	(4,197)
Change in valuation reserve	(220)	(161)	640
Deferred income tax benefit	(118)	(302)	(3,557)
Provision (benefit) for income taxes	$3,805	$2,837	$(622)

The reasons for the differences between the statutory federal income tax provision and the actual tax provision (benefit) are summarized as follows:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Statutory federal tax provision (benefit) at 34%	$4,236	$3,429	$(274)
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	233	39	(511)
Dividends received deduction	(41)	(211)	(201)
Tax-exempt bank-owned life insurance	(528)	(351)	(404)
Tax-exempt interest	(189)	(222)	(277)
Change in valuation reserve	(220)	(161)	640
Nondeductible IPO costs	—	—	202
Equity incentives	339	52	—
Amortization of low income housing partnership	219	—	—
Tax credits utilized	(286)	(45)	—
Accrual adjustment	207	13	—
Statutory rate change for net deferred tax asset from 34% to 35%	(289)	—	—
Other, net	124	294	203
Tax provision (benefit)	$3,805	$2,837	$(622)
Effective tax rates	30.5%	28.2%	77.3%

The components of the net deferred tax asset are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Federal	$11,700	$12,091
State	3,258	3,188
Deferred tax assets, gross	14,958	15,279
Valuation reserve	(1,790)	(1,966)
Deferred tax assets, net	13,168	13,313
Deferred tax liabilities:
Federal	(2,427)	(2,138)
State	(595)	(510)
Deferred tax liabilities	(3,022)	(2,648)
Net deferred tax asset	$10,146	$10,665

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$747	$929
Employee benefit plans and share-based compensation plans	571	901
Allowance for loan losses	7,660	6,831
Contribution carryover	2,317	2,675
Net unrealized loss on securities held as, or transferred from, available for sale	893	1,748
Net unrealized losses on defined benefit pension plan	1,270	1,052
Deferred rent expense	123	28
Other	302	131
Valuation reserve	(1,790)	(1,966)
Deferred tax liabilities:
Deferred loan origination costs	(1,947)	(1,664)
Net deferred tax asset	$10,146	$10,665

A summary of the change in the net deferred tax asset (liability) is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$10,665	$6,233	$2,831
Deferred tax benefit	118	302	3,557
Tax effect of changes in accumulated other comprehensive income	(637)	4,130	(155)
Balance at end of year	$10,146	$10,665	$6,233

At December 31, 2016 and 2015, management maintained a valuation reserve in the amount of $1.8 million and $2.0 million, respectively, primarily related to state deferred tax assets, for which it was more likely than not that a tax benefit could not be realized due to positive evidence supporting future state profitability. Management reviews projections of state taxable income periodically to determine if circumstances have changed to warrant a reduction in the valuation reserve.

A summary of the change in valuation reserve is as follows:

	For the Year Ended December 31, 2016
	Federal	State	Total
	(In thousands)
Balance at beginning of year	$(200)	$(1,766)	$(1,966)
Change through the income statement	200	20	220
Change through other comprehensive income	—	(44)	(44)
Balance at end of year	$—	$(1,790)	$(1,790)

At December 31, 2016, the Company allocated tax expense between the components of the consolidated statements of operations as required by the intraperiod allocation rules.

The federal income tax reserve for loan losses at the Company’s base year amounted to $1.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred income tax liability of $514,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2013 through 2016.

Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not, the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense. In the year ended December 31, 2016, $22,000 of interest and penalties were paid. No interest or penalties were recorded for the years ended December 31, 2015 and 2014.

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016, with an initial phase-in of 0.625%. Also, certain deductions from and adjustments to regulatory capital is being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2016 and 2015, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
December 31, 2016
Total capital (to risk weighted assets)	$395,325	20.5%	$154,471	8.0%	$193,089	10.0%
Tier 1 capital (to risk weighted assets)	376,575	19.5	115,854	6.0	154,471	8.0
Common equity Tier 1 (to risk weighted assets)	376,575	19.5	86,890	4.5	125,508	6.5
Tier 1 capital (to average assets)	376,575	16.0	94,166	4.0	117,708	5.0
December 31, 2015
Total capital (to risk weighted assets)	407,444	24.8	131,231	8.0	164,039	10.0
Tier 1 capital (to risk weighted assets)	390,342	23.8	98,423	6.0	131,231	8.0
Common equity Tier 1 (to risk weighted assets)	390,342	23.8	73,818	4.5	106,625	6.5
Tier 1 capital (to average assets)	390,342	19.6	79,658	4.0	99,573	5.0
Blue Hills Bank:
December 31, 2016
Total capital (to risk weighted assets)	313,457	16.3	154,196	8.0	192,745	10.0
Tier 1 capital (to risk weighted assets)	294,707	15.3	115,647	6.0	154,196	8.0
Common equity Tier 1 (to risk weighted assets)	294,707	15.3	86,735	4.5	125,284	6.5
Tier 1 capital (to average assets)	294,707	12.5	94,099	4.0	117,623	5.0
December 31, 2015
Total capital (to risk weighted assets)	296,309	18.1	130,832	8.0	163,540	10.0
Tier 1 capital (to risk weighted assets)	279,207	17.1	98,124	6.0	130,832	8.0
Common equity Tier 1 (to risk weighted assets)	279,207	17.1	73,593	4.5	106,301	6.5
Tier 1 capital (to average assets)	279,207	14.0	79,867	4.0	99,608	5.0

Preferred stock
On September 22, 2011, Hyde Park Bancorp, Inc. issued and sold 18,724 shares of senior non-cumulative perpetual preferred stock, Series A (“Series A Preferred”), with a liquidation value of $1,000 per share to the U.S. Treasury as part of the Small Business Lending Fund Program (“SBLF”) for an aggregate purchase price of $18.7 million. On July 11, 2014, the Company redeemed the $18.7 million of Series A Preferred Stock issued to the U.S. Treasury under the Small Business Lending Fund (“SBLF”) preferred stock program. The redemption was completed with a payment to the U.S. Treasury of $18.7 million plus accrued dividends.

As part of the conversion (see Note 1), the Board of Directors of the Company authorized 50,000,000 shares, zero par value of Preferred Stock. As of December 31, 2016, there were no shares issued or outstanding.

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

At December 31, 2016, the Bank's retained earnings available for the payment of dividends was $148.0 million. Accordingly, $154.2 million of the Company's equity in the net assets of the Bank was restricted at December 31, 2016. Funds available for loans or advances by the Bank to the Company amounted to $30.1 million.

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

NOTE 10 - EMPLOYEE BENEFIT PLANS

Pension plan

The Company has historically provided basic and supplemental pension benefits for eligible employees through the Savings Banks Employees Retirement Association’s (“SBERA”) Pension Plan (the “Plan”). Each employee reaching the age of 21 and having completed at least 1000 hours of service in any one twelve-month period, beginning with such employee’s date of employment, was automatically enrolled in the Plan. The Company accounts for its defined benefit pension plan using an actuarial model that allocates pension costs over the service period of employees in the plan. The Company accounts for the over-funded or under-funded status of its defined benefit plan as an asset or liability on its consolidated balance sheets and recognizes changes in the funded status in the year in which the changes occur as other comprehensive income or loss. The Company amended its defined benefit pension plan in 2013 by freezing the plan to new participants and subsequently amended the plan and froze it for all participants effective October 31, 2014. Accumulated benefits for participants earned through the end of October 2014 will remain secured by the Plan assets. Information pertaining to the Plan is as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$8,814	$9,443	$9,535
Actual return (loss) on plan assets	847	(304)	391
Employer contribution	470	—	—
Benefits paid	(320)	(325)	(483)
Fair value of plan assets at end of year	9,811	8,814	9,443
Change in benefit obligation:
Benefit obligation at beginning of year	10,772	10,135	9,287
Service cost	—	—	484
Interest cost	422	401	407
Actuarial loss	1,022	561	2,230
Benefits paid	(320)	(325)	(483)
Curtailment gain	—	—	(1,790)
Benefit obligation at end of year	11,896	10,772	10,135
Funded status and accrued liability at end of year	$(2,085)	$(1,958)	$(692)

Accumulated benefit obligation at end of year	$11,896	$10,772	$10,135

At December 31, 2016 and 2015, the discount rate used to determine the benefit obligation was as follows:

	December 31,
	2016	2015
Discount rate	3.86%	4.01%

The components of net periodic pension benefit are as follows:

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Service cost	$—	$—	$484
Interest cost	422	401	407
Expected return on plan assets	(720)	(745)	(735)
Amortization of net actuarial loss (gain)	271	110	(70)
Curtailment gain	—	—	(1,304)
Net periodic pension benefit	$(27)	$(234)	$(1,218)

The assumptions used to determine net periodic pension benefit are as follows:

	Years Ended December 31,
	2016	2015	2014
Discount rate	4.01%	4.00%	4.25%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Company has selected its assumption with respect to the expected long-term rate of return based on prevailing yields on high-quality, fixed-income investments increased by a premium for equity return expectations.

SBERA offers a common and collective trust as the underlying investment structure for pension plans participating in SBERA. The target allocation mix for the common and collective trust portfolio calls for an equity-based investment range from 40% to 64% of total portfolio assets. The remainder of the portfolio is allocated to fixed income from 15% to 25% and other investments including global asset allocation and hedge funds from 25% to 41%. The Trustees of SBERA, through the Investment Committee, select investment managers for the common and collective trust portfolio. A professional investment advisory firm is retained by the Investment Committee to provide allocation analysis, performance measurement and to assist with manager searches. The overall investment objective is to diversify equity investments across a spectrum of investment types to limit risks from large market swings.

The fair value of major categories of the Company’s pension plan assets are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2016
Collective funds	$681	$—	$—	$681
Equity securities	1,929	—	—	1,929
Mutual funds	1,209	—	—	1,209
Short-term investments	124	—	—	124
Total investments measured in the fair value hierarchy	3,943	—	—	3,943

Investments measured at net asset value (a)	—	—	—	5,868
	$3,943	$—	$—	$9,811

December 31, 2015
Collective funds	$1,126	$4,266	$—	$5,392
Equity securities	1,566	—	—	1,566
Mutual funds	1,046	—	—	1,046
Hedge funds	—	—	660	660
Short-term investments	150	—	—	150
	$3,888	$4,266	$660	$8,814
(a) In accordance with FASB ASC 820, Fair Value Measurements, certain investments that were measured at net asset value per share (or its equivalent) have not been classified in the fair value hierarchy.

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

Estimated future benefit payments, assuming employees retire at age 65 and take normal distribution payments, are as follows:

Amount
Year Ending December 31,	(In thousands)
2017	$785
2018	1,087
2019	614
2020	710
2021	930
2022-2026	3,223

The Company contributed $1.1 million to the Plan in January 2017. No further contributions are anticipated during 2017.

401(k) Plan
The Company has a 401(k) Plan whereby each employee having completed at least three months of service beginning with their date of employment, automatically becomes a participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on Federal tax laws. Effective December 15, 2013, the Company enhanced its
401(k) Plan to include a 3% guaranteed non-elective contribution and a 2% elective contribution based on the financial performance of the Company. Effective January 1, 2015, the Company amended the 401(k) Plan to incorporate an overall 4% contribution that matches 100% of an employee’s first 3% of deferral and 50% of the next 2% deferral. In 2014, the Bank provided a 3% contribution. For the years ended December 31, 2016, 2015 and 2014 expenses related to the plan were $784,000, $610,000, and $465,000, respectively. Prior to 2014, the Company did not contribute to the 401(k) plan.

Supplemental Executive Retirement Plans
The Company entered into agreements with various executives and Board members which provided for a fixed dollar amount to be contributed each year to the participant’s supplemental executive retirement account. All benefits under these agreements became fully vested after five years of service, however during 2013 these agreements were terminated and all vesting was accelerated. No further awards have or will be granted under these agreements. The Supplemental Executive Retirement Plan was terminated in a manner that complies with Section 409A of the Internal Revenue Code, whereby benefits could not be distributed for 12 months following the plan’s termination but were required to be distributed in full no later than 24 months following the plan’s termination. To allow participants the opportunity to use their account balances within the plan to purchase Blue Hills Bancorp common stock in the stock offering prior to the date the account was distributed, the plan was amended prior to its termination. All participants elected to invest in employer stock and all participant balances were distributed in Blue Hills Bancorp common stock in December 2015. In connection with the distributions, 27,956 shares were redeemed by the Company for tax withholding.

Short-term Incentive Compensation Plan
All employees meeting specified service requirements are eligible to participate in the discretionary Short-term Incentive Compensation Plan. The purpose of the plan is to motivate and reward employees for achieving strategic objectives through a goals program. The Company recorded expenses of $2.5 million, $2.3 million, and $3.0 million for achievement of the 2016, 2015 and 2014 goals, respectively.

Employee Stock Ownership Plan
The Company maintains the ESOP to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. In connection with the conversion (See Note 1), the Company contributed funds to the Funding Corporation to enable it to grant a loan to the ESOP for the purchase of 2,277,345 shares of the Company’s common stock at a price of $10.00 per share. Principal and interest is payable annually over 30 years at a rate per annum equal to the Prime Rate (3.75% at December 31, 2016). Loan payments are principally funded by cash contributions from the Company. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2016 was $21.0 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year is 75,912 through 2043.

Shares held by the ESOP include the following:	December 31, 2016	December 31, 2015

Allocated	149,613	75,912
Committed to be allocated	75,912	75,912
Unallocated	2,049,608	2,124,846
	2,275,133	2,276,670

The fair value of unallocated shares was $38.4 million and $32.5 million at December 31, 2016 and 2015, respectively.
Total compensation expense recognized in connection with the ESOP amounted to $1.1 million for each of the years ended December 31, 2016 and 2015, and $993,000 for the year ended December 31, 2014.

NOTE 11 - STOCK BASED COMPENSATION

Under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (the "Equity Plan"), the Company may grant options, restricted stock, restricted units or performance awards to its directors, officers and employees. Both incentive stock options and non-qualified stock options may be granted under the Equity Plan, with the total number of shares reserved for options equaling 2,846,681. The exercise price of each option equals the market price of the Company’s stock on the date of grant and the maximum term of each option is ten years. The total number of shares reserved for restricted stock or restricted units equaling 1,138,673. Options and awards vest ratably over five years.

Expense related to options and restricted stock granted to employees is recognized in salaries and employee benefits within noninterest expense and expense related to options and restricted stock granted to directors is recognized as directors' fees within noninterest expense.

The Company has standard form agreements used for stock option and restricted stock awards and generally provide that: (1) any unvested options or unvested restricted stock vest upon a Change in Control; and, that (2) any stock options which vest pursuant to a Change in Control, which is an event described in Section 280G of the Internal Revenue Code of 1986, will be cashed out at the difference between the acquisition price and the exercise price of the stock option.

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock in 2016 and 2015:

Date of grant	February 29, 2016	October 7, 2015
Options granted	55,000	2,434,000
Vesting period (years)	5	5
Expiration date	February 28, 2026	October 7, 2025
Expected volatility	28.47%	28.85%
Expected life (years)	6.5	6.5
Expected dividend yield	0.58%	0.54%
Risk free interest rate	1.38%	1.55%
Fair value per option	$4.02	$4.23

A summary of the status of the Company's stock option grants for the year ended December 31, 2016 is presented in the table below:

Options	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2016	2,434,000	$14.07	—	$—
Granted	55,000	13.80	—	—
Forfeited	(36,450)	14.07	—	—
Exercised	(2,880)	14.07	—	—
Balance at December 31, 2016	2,449,670	$14.06	8.77	$11,479,306
Outstanding and expected to vest at December 31, 2016	2,449,670	$14.06	8.77	$11,479,306
Exercisable at December 31, 2016	478,390	$14.07	3.78	$2,238,865
Unrecognized compensation cost at December 31, 2016	$7,827,000
Weighted average remaining recognition period (years) at December 31, 2016	3.78

For the years ended December 31, 2016 and 2015, stock-based compensation expense applicable to the stock options was $2.1 million and $473,000, respectively. The recognized tax benefit related to this expense was $502,000 and $112,000, respectively. There was no stock-based compensation expense related to stock options for the year ended December 31, 2014.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. There are 40,000 performance based awards outstanding as of December 31, 2016.

The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2016:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Non-vested stock awards at January 1, 2016	983,175	$14.07
Granted	31,450	13.83
Vested	(186,755)	14.07
Forfeited	(11,800)	14.07
Non-vested stock awards at December 31, 2016	816,070	$14.06
Unrecognized compensation cost, inclusive of directors' fees at December 31, 2016	$10,645,000
Weighted average remaining recognition period (years) at December 31, 2016	3.78

For the years ended December 31, 2016 and 2015, stock-based compensation expense applicable to restricted stock awards was $2.8 million and $651,000, respectively. The recognized tax benefit related to this expense was $987,000 and $228,000, respectively. There was no expense related to restricted stock awards for the year ended December 31, 2014.

NOTE 12 - EARNINGS PER SHARE
Earnings per share consisted of the following components for the years ended December 31, 2016 and 2015.

	2016	2015
	(Dollars in thousands, except per share amounts)
Net income applicable to common stock	$8,653	$7,227

Average number of common shares outstanding	27,464,996	28,460,077
Less: Average unvested restricted stock awards	(957,364)	(231,652)
Less: Average unallocated ESOP shares	(2,087,227)	(2,163,478)
Average number of common shares outstanding used to calculate basic earnings per common share	24,420,405	26,064,947

Effect of dilutive unvested restricted stock awards	120,524	4,642
Average number of common shares outstanding used to calculate diluted earnings per common share	24,540,929	26,069,589

Earnings per common share:
Basic	$0.35	$0.28
Diluted	$0.35	$0.28

Options for 2,486,000 and 2,434,000 shares were not included in the computation of diluted earnings per share because to do so would have been antidilutive for the years ended December 31, 2016 and 2015, respectively, as the weighted average exercise prices of the stock options exceeded the weighted average market price for the periods presented.

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

Financial instruments whose contract amounts represent credit risk consist of:

	December 31,
	2016	2015
	(In thousands)
Commitments to originate loans	$51,622	$69,554
Letters of credit	3,277	3,571
Unused lines-of-credit:
Commercial	164,185	128,748
Home equity	55,344	44,968
Consumer	15,995	16,033
Undisbursed construction loans	96,169	80,336

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2016, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2017	$2,530
2018	2,665
2019	2,479
2020	2,398
2021	2,288
Thereafter	12,408
$24,768

Rent expense for years ended December 31, 2016, 2015 and 2014 amounted to $2.2 million, $1.6 million and $1.1 million, respectively. Certain leases contain renewal options for up to 30 years. The cost of such options is not included above.

Other Commitments

Effective January 1, 2014, the Bank entered into an agreement for the naming rights of a Boston waterfront music venue. The agreement spans a ten-year period, with an opt-out option at the end of year seven, where the Bank paid $390,000 during the first year with 5% annual increases in subsequent years. Total expenses related to the agreement were $430,000, $410,000 and $390,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Contingencies

The Company is involved in various litigation and other legal claims that arise in the normal course of business. On December 30, 2014, a former employee filed a complaint in U.S. Federal District Court of Massachusetts, claiming wrongful termination following a whistleblower claim. This complaint alleged violations of the Federal Deposit Insurance Act, the False Claims Act, and the Family and Medical Leave Act ("FMLA"). The former employee has since withdrawn his claim under the FMLA, but continues to seek alleged damages with interest of foregone compensation, including bonuses and employee benefits, compensatory and punitive damages, and attorney’s fees and litigation expenses in unspecified amounts. Blue Hills Bancorp, Inc. and Blue Hills Bank believe the allegations in this complaint to be completely without merit and are defending this action in the Federal District Court. In the opinion of management, these matters will have no material effect on the Company’s consolidated financial statements.

NOTE 14 - ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company is party to derivative financial instruments in the normal course of business to manage exposure to fluctuations in interest rates and to meet the needs of commercial customers. These financial instruments have been limited to loan level interest rate swap agreements, which are entered into with counterparties that meet established credit standards. These transactions involve both credit and market risk. The notional amounts are amounts on which calculations, payments, and the value of the derivatives are based. Notional amounts do not represent direct credit exposures. The fair value of the derivative instruments is reflected on the Company’s consolidated balance sheet as other assets or other liabilities as appropriate. Changes in the fair value of these agreements are recorded in miscellaneous income in the consolidated statements of operations.

The Company did not have any fair value hedges or cash flow hedges at December 31, 2016 and 2015. The table below presents information about derivative financial instruments not designated as hedging instruments at December 31, 2016 and 2015.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
December 31, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$419,488	$9,016	$419,488	$8,932
Other contracts	15,865	8	33,045	56
Total derivatives	$435,353	$9,024	$452,533	$8,988
December 31, 2015
Economic hedges:
Commercial loan level interest rate swap agreements	$282,546	$7,956	$282,546	$8,411
Other contracts	8,300	6	12,698	78
Total derivatives	$290,846	$7,962	$295,244	$8,489

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

Mortgage Banking Derivatives

The Company enters into commitments to fund residential mortgage loans at specified rates and times in the future, with the intention that loans will subsequently be sold in the secondary market. Mortgage loan commitments are referred to as derivative loan commitments if the loan that will result from exercise of the commitment will be held for sale upon funding. These commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in mortgage banking income in the consolidated statement of operations.

Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amount of mortgage loan commitments as of December 31, 2016 was $6.8 million. The fair value of such commitments at December 31, 2016 included gains of $111,000 included in other assets, and losses of $3,000 included in other liabilities on the consolidated balance sheet.

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

The Company expects that these forward sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of forward loan sale commitments at December 31, 2016 was $9.5 million. The fair value of such commitments December 31, 2016 included gains of $15,000 included in other assets and losses of $74,000 included in other liabilities on the consolidated balance sheet.

NOTE 15 - FAIR VALUE MEASURMENTS

Determination of fair value

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various assets and liabilities. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the assets and liabilities.

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts of cash and due from banks and short-term investments approximate fair value.

Securities available for sale: All fair value measurements are obtained from a third-party pricing service and are not adjusted by management. The securities measured at fair value in Level 1 are based on quoted market prices in an active exchange market. These securities include U.S. Treasury obligations and marketable equity securities. All other securities are measured at fair value in Level 2 based on pricing models that consider standard input factors such as observable market data, benchmark yields, interest rate volatilities, broker/dealer quotes, credit spreads and new issue data.

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

Interest rate swap agreements and risk participation agreements: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.

Forward loan sale commitments and derivative loan commitments: Fair values of forward loan sale commitments and derivative loan commitments are based on fair values of the underlying mortgage loans and, for derivative loan commitments, fair values also include the value of servicing, deferred origination fees/costs and the probability of such commitments being exercised. Significant judgment and estimation is required in determining these fair value measurements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2016 and 2015, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2016
Assets
Securities available for sale:
Debt securities	$—	$161,668	$—	$161,668
Marketable equity securities	43,168	—	—	43,168
Derivative assets:
Interest rate swap agreements	—	9,024	—	9,024
Forward loan sale commitments	—	—	15	15
Mortgage loan commitments	—	—	111	111
Total assets	$43,168	$170,692	$126	$213,986
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,988	$—	$8,988
Forward loan sale commitments	—	—	74	74
Mortgage loan commitments	—	—	3	3
Total liabilities	$—	$8,988	$77	$9,065

December 31, 2015
Assets
Securities available for sale:
Debt securities	$—	$184,114	$—	$184,114
Marketable equity securities	47,576	—	—	47,576
Interest rate swap agreements	—	7,962	—	7,962
Total assets	$47,576	$192,076	$—	$239,652
Liabilities
Interest rate swap agreements	$—	$8,489	$—	$8,489

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

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$136	$—	$—	$4,752

The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the years ended December 31, 2016, 2015 and 2014.

	Years Ended December 31,
	2016	2015	2014
	(In thousands)
Impaired loans	$(2,911)	$(404)	$(18)
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$30,496	$30,496	$—	$—	$30,496
Securities available for sale	204,836	43,168	161,668	—	204,836
Securities held to maturity	201,027	—	198,093	—	198,093
Federal Home Loan Bank stock	13,352	—	—	13,352	13,352
Loans and loans held for sale, net	1,915,632	—	—	1,903,978	1,903,978
Accrued interest receivable	6,057	—	—	6,057	6,057
Financial liabilities:
Deposits	1,808,687	—	—	1,808,629	1,808,629
Borrowings	251,000	—	250,648	—	250,648
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,024	—	9,024	—	9,024
Forward loan sale commitments	15	—	—	15	15
Mortgage loan commitments	111	—	—	111	111
Derivative liabilities:
Interest rate swap agreements:	8,988	—	8,988	—	8,988
Forward loan sale commitments	74	—	—	74	74
Mortgage loan commitments	3	—	—	3	3

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2015
Financial assets:
Cash and cash equivalents	$33,298	$33,298	$—	$—	$33,298
Securities available for sale	231,690	47,576	184,114	—	231,690
Securities held to maturity	200,141	634	198,592	—	199,226
Federal Home Loan Bank stock	13,567	—	—	13,567	13,567
Loans and loans held for sale, net	1,536,152	—	—	1,538,809	1,538,809
Accrued interest receivable	5,344	—	—	5,344	5,344
Financial liabilities:
Deposits	1,433,849	—	—	1,434,179	1,434,179
Borrowings	260,000	—	260,244	—	260,244
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	7,962	—	7,962	—	7,962
Derivative liabilities:
Interest rate swap agreements:	8,489	—	8,489	—	8,489

NOTE 16 - OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	December 31,
	2016	2015
	(In thousands)
Securities available for sale:
Net unrealized loss	$(3,087)	$(5,701)
Tax effect	1,007	1,945
Net-of-tax amount	(2,080)	(3,756)
Securities held to maturity:
Net unrealized gain on transferred securities	337	571
Tax effect	(114)	(197)
Net-of-tax amount	223	374
Defined benefit pension plan:
Unrecognized net actuarial loss	(3,482)	(2,858)
Tax effect	1,270	1,052
Net-of-tax amount	(2,212)	(1,806)
	$(4,069)	$(5,188)

Changes in accumulated other comprehensive income (loss) by component follows:

	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
Year Ended December 31, 2016
Beginning balance	$(3,756)	$374	$(1,806)	$(5,188)
Other comprehensive income (loss) before reclassifications	3,849	—	(895)	2,954
Realized gains reclassified	(1,235)	—	—	(1,235)
Amortization of actuarial losses	—	—	271	271
Amortization of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	(234)	—	(234)
Tax effects	(938)	83	218	(637)
Net current-period other comprehensive income (loss)	1,676	(151)	(406)	1,119
Ending balance	$(2,080)	$223	$(2,212)	$(4,069)

Year ended December 31, 2015
Beginning balance	$3,392	$—	$(815)	$2,577
Other comprehensive loss before reclassifications	(8,332)	—	(1,610)	(9,942)
Realized gains reclassified	(1,968)	—	—	(1,968)
Amortization of actuarial losses	—	—	110	110
Unrealized gains on securities reclassified as held to maturity	(666)	666	—	—
Amortization of amounts previously recorded upon transfer to held-to-maturity from available-for-sale	—	(95)	—	(95)
Tax effects	3,818	(197)	509	4,130
Net current-period other comprehensive income (loss)	(7,148)	374	(991)	(7,765)
Ending balance	$(3,756)	$374	$(1,806)	$(5,188)

Year Ended December 31, 2014
Beginning balance	$1,983	$—	$482	$2,465
Other comprehensive income (loss) before reclassifications	4,942	—	(2,090)	2,852
Realized gains reclassified	(2,515)	—	—	(2,515)
Amortization of actuarial gains	—	—	(70)	(70)
Tax effects	(1,018)	—	863	(155)
Net current-period other comprehensive income (loss)	1,409	—	(1,297)	112
Ending balance	$3,392	$—	$(815)	$2,577

Actuarial gains of $358,000, included in accumulated other comprehensive income at December 31, 2016, are expected to be recognized as a component of net periodic pension cost, included in salaries and employee benefits expense, during the year ending December 31, 2017.

NOTE 17 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Blue Hills Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2016	2015
	(In thousands)
Assets
Cash balances at Blue Hills Bank	$66,326	$100,965
Total cash and cash equivalents	66,326	100,965
Investment in subsidiaries	328,201	311,357
Other assets	13,499	7,993
Total assets	$408,026	$420,315

Liabilities and Stockholders' Equity
Liability to ESOP	$20,995	$21,459
Accrued expenses	124	27
Stockholders' equity	386,907	398,829
Total liabilities and stockholders' equity	$408,026	$420,315

	Years Ended December 31,
	2016	2015	2014
STATEMENTS OF OPERATIONS	(In thousands)
Loss before income taxes and equity in undistributed net income of subsidiaries	$(2,478)	$(1,860)	$(9,432)
Applicable income tax benefit	(758)	(1,112)	(3,277)
Loss before equity in income of subsidiaries	(1,720)	(748)	(6,155)
Equity in undistributed net income of subsidiaries	10,373	7,975	5,972
Net income (loss)	$8,653	$7,227	$(183)

	Years Ended December 31,
	2016	2015	2014
STATEMENTS OF CASH FLOWS	(In thousands)

Cash flows from operating activities:
Net income (loss)	$8,653	$7,227	(183)
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiaries	(10,373)	(7,975)	(5,972)
Charitable Foundation contribution	—	—	6,943
Excess tax benefit from deferred and stock based compensation	(105)	(166)	—
Net change in other assets	11,625	(1,157)	(1,731)
Net change in other liabilities	97	(241)	267
Net cash provided by (used for) operating activities	9,897	(2,312)	(676)

Cash flows used for investing activities:
Investment in Blue Hills Bank	(16,844)	(3,929)	(161,820)
Net cash used for investing activities	(16,844)	(3,929)	(161,820)

Cash flows provided by (used for) financing activities:
Proceeds from the issuance of common stock	—	—	274,143
Redemption of SBLF preferred stock	—	—	(18,724)
Excess tax benefit from deferred and stock based compensation	105	166	—
Repurchase of common stock	(24,432)	(13,121)	—
Share redemption for tax withholdings	(730)	(439)	—
Proceeds from exercise of stock options	40	—	—
Common and preferred stock dividends paid	(2,675)	(1,032)	(439)
Net cash provided by (used for) financing activities	(27,692)	(14,426)	254,980

Net change in cash and cash equivalents	(34,639)	(20,667)	92,484
Cash and cash equivalents at beginning of year	100,965	121,632	29,148
Cash and cash equivalents at end of year	$66,326	$100,965	$121,632

NOTE 18 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
	(In thousands, except share data)
Interest and dividend income	$16,063	$12,682	$16,356	$13,130	$17,685	$15,418	$19,434	$17,071
Interest expense	2,862	2,017	3,040	2,015	3,190	2,213	3,484	2,499
Net interest and dividend income	13,201	10,665	13,316	11,115	14,495	13,205	15,950	14,572
Provision (credit) for loan losses	(27)	279	1,113	544	2,872	1,318	927	1,949
Other noninterest income	1,621	866	2,147	2,210	3,834	1,456	3,509	2,179
Realized securities gains (losses), net	(244)	1,318	664	267	298	238	298	145
Total noninterest income	1,377	2,184	2,811	2,477	4,132	1,694	3,807	2,324
Total noninterest expense	12,068	10,626	12,935	10,660	13,234	10,848	13,509	11,948
Provision for income taxes	870	638	721	689	891	923	1,323	587
Net income	$1,667	$1,306	$1,358	$1,699	$1,630	$1,810	$3,998	$2,412

Basic earnings per share	$0.07	$0.05	$0.06	$0.06	$0.07	$0.07	$0.17	$0.09
Diluted earnings per share	$0.07	$0.05	$0.05	$0.06	$0.07	$0.07	$0.17	$0.09
Weighted average common shares (basic)	25,066,086	26,274,738	24,575,211	26,293,560	24,129,512	26,183,381	23,919,483	25,500,755
Weighted average common shares (diluted)	25,132,441	26,274,738	24,699,794	26,293,560	24,307,540	26,183,381	24,032,613	25,554,961

NOTE 19 - SUBSEQUENT EVENTS

On December 5, 2016, Community Bank Systems, Inc. (“CBU”) announced an agreement to acquire Northeast Retirement Services, Inc. (“NRS”). After receiving necessary stockholder and regulatory approvals, CBU completed the acquisition of NRS on February 3, 2017. The Company, through its wholly owned subsidiary, 1196 Corporation ("1196 Corp."), owned 5,000 shares of NRS stock and for each share of NRS share,1196 Corp. received $319.04 in cash and 14.876 shares of CBU common stock. The Company recorded a gain of approximately $5.9 million in February 2017. Cash and stock valued at approximately $653,000 is being held in escrow for approximately one year on behalf of the Company, at which time any remaining escrow funds will be recorded as income by the Company.

On February 17, 2017, the Company sold $42.4 million in global asset allocation equity mutual funds as a result of noted overall improvement in the equity markets. Specifically, the mutual funds had appreciated steadily from an unrealized loss position of $2.5 million at December 31, 2016 to an unrealized loss position of $1.1 million at the time of sale, with the net asset values at a one-year high. Accordingly, management decided to sell the mutual funds and realized the loss of $1.1 million.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2016.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposals to be Voted on by Stockholders-Proposal 1-Election of Directors,” “Other Information Relating to Directors and Executive Officers-Section 16(a) Beneficial Ownership Reporting Compliance,” and “Corporate Governance-Code of Ethics,” "-Procedures to be Followed by Stockholders,” “-Committees of the Board of Directors,” "-Audit Committee” and “-Audit Report,” is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Executive Compensation,” “Director Compensation” and "Compensation Committee Interlocks and Insider Participation" is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the caption “Stock Ownership” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Transactions with Certain Related Persons” and "Corporate Governance-Director Independence” is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information in Blue Hills Bancorp’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders under the captions “Proposal II-Ratification of Independent Registered Public Accounting Firm-Audit Fees” and “-Pre-Approval of Services by the Independent Registered Public Accounting Firm” is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Reports of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2016 and 2015

(C)	Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014

(F)	Consolidated Statements of Cash Flows for the years ended December 31,2016, 2015 and 2014

(G)	Notes to Consolidated Financial Statements.
(a)(2) Financial Statement Schedules -None.

(a)(3) Exhibits

3.1
Articles of Incorporation of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

3.2
Bylaws of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

4
Form of Common Stock Certificate of Blue Hills Bancorp, Inc. (Incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

10.1
Amended and Restated Employment Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills Bank and William M. Parent (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.2
Form of Two-Year Change in Control Agreement between Hyde Park Bancorp, Inc., Hyde Park Bancorp, MHC, Blue Hills and certain executive officers (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.3
Amended and Restated Blue Hills Bank Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.4
Amended and Restated Blue Hills Bank Director Supplemental Executive Retirement Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)+

10.5
Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (Incorporated by reference to Appendix A of the Proxy Statement for the 2015 Annual Meeting of Stockholders (File No. 1-36551), filed July 24, 2015).

10.6	Performance Based Annual Incentive Plan for 2016+
10.7
Form of Employee Stock Option Agreement Under the Blue Hills Bancorp, Inc 2015 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q (File No. 1-36551), as filed with the SEC on November 13, 2015)

10.8
Form of Director Stock Option Agreement under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (Incorporating by reference to Exhibit 10.2 to the Company's Form the Company's Form 10-Q (File No. 1-36551), as filed with the SEC on November 13, 2015)

10.9
Form of Restricted Stock Award Agreement under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (Incorporating by reference to Exhibit 10.2 to the Company's Form the Company's Form 10-Q (File No. 1-36551), as filed with the SEC on November 13, 2015)

10.10
Form of Performance-Based Restricted Stock Award Agreement with William M. Parent under the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (Incorporating by reference to Exhibit 10.2 to the Company's Form the Company's Form 10-Q (File No. 1-36551), as filed with the SEC on November 13, 2015)

21
Subsidiaries of Registrant (Incorporated by reference to Exhibit 21 to the Company’s Registration Statement on Form S-1 (File No. 333-194486), as amended, initially filed with the SEC on March 11, 2014)

23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements for the year ended December 31, 2016, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL XBRL Taxonomy Extension Presentation Linkbase Document
+ Compensatory arrangements.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC. (Registrant)

Date: March 8, 2017	By:	/s/ William M. Parent
William M. Parent President and Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William M. Parent
William M. Parent	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2017
/s/ James E. Kivlehan
James E. Kivlehan	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2017
/s/ David J. Houston, Jr.
David J. Houston, Jr.	Chairman of the Board	March 8, 2017
/s/ George E. Clancy
George E. Clancy	Director	March 8, 2017
/s/ Anthony LaCava
Anthony LaCava	Director	March 8, 2017
/s/ Brian G. Leary
Brian G. Leary	Director	March 8, 2017

/s/ Peter J. Manning
Peter J. Manning	Director	March 8, 2017
/s/ Ronald K. Perry
Ronald K. Perry	Director	March 8, 2017
/s/ David Powers
David Powers	Director	March 8, 2017
/s/ Pamela C. Scott
Pamela C. Scott	Director	March 8, 2017
/s/ Janice L. Shields
Janice L. Shields	Director	March 8, 2017
/s/ Scott Smith
Scott Smith	Director	March 8, 2017