Form 10-Q
period 2017-03-31
Blue Hills Bancorp, Inc.
filed 2017-05-05
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	(Do not check if smaller reporting company)
Smaller reporting company [ ]
Emerging growth company [ X ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [   ]     NO [X]

As of April 30, 2017, there were 26,858,328 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Item 1.		Page No.
	Interim Financial Statements - unaudited	2
	Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	2
	Consolidated Statements of Net Income for the Three Months Ended March 31, 2017 and 2016	3
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016	4
	Consolidated Statements of Changes in Stockholders' Equity for the Three Months Ended March 31, 2017 and 2016	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016	6
	Notes to Unaudited Consolidated Financial Statements	8
Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3.
	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.
	Controls and Procedures	47

	Part II. Other Information
Item 1.
	Legal Proceedings	47
Item 1A.
	Risk Factors	48
Item 2.
	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.
	Defaults upon Senior Securities	48
Item 4.
	Mine Safety Disclosures	48
Item 5.
	Other Information	48
Item 6.
	Exhibits	48

	Signature Page

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$15,594	$14,752
Short-term investments	19,555	15,744
Total cash and cash equivalents	35,149	30,496
Securities available for sale, at fair value	173,834	204,836
Securities held to maturity, at amortized cost	201,684	201,027
Federal Home Loan Bank stock, at cost	14,828	13,352
Loans held for sale	1,675	2,761
Loans, net of allowance for loan losses of $18,875 at March 31, 2017 and $18,750 at December 31, 2016	1,968,474	1,912,871
Premises and equipment, net	21,858	22,034
Accrued interest receivable	5,994	6,057
Goodwill	9,160	9,160
Core deposit intangible	1,153	1,400
Net deferred tax asset	8,751	10,146
Bank-owned life insurance	32,271	32,015
Other assets	21,779	23,537
	$2,496,610	$2,469,692
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$190,506	$184,982
Interest bearing	1,666,216	1,623,705
Total deposits	1,856,722	1,808,687
Short-term borrowings	118,000	146,000
Long-term debt	105,000	105,000
Accrued expenses and other liabilities	19,944	23,098
Total liabilities	2,099,666	2,082,785

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,858,328 and 26,759,953 issued and outstanding at March 31, 2017 and December 31, 2016, respectively)	259	259
Additional paid-in capital	250,976	249,317
Unearned compensation-ESOP	(20,306)	(20,496)
Retained earnings	168,160	161,896
Accumulated other comprehensive loss	(2,145)	(4,069)
Total stockholders' equity	396,944	386,907
	$2,496,610	$2,469,692
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$17,382	$13,603
Interest on securities	2,210	2,295
Dividends	157	139
Other	32	26
Total interest and dividend income	19,781	16,063
Interest expense:
Interest on deposits	3,254	2,292
Interest on borrowings	646	570
Total interest expense	3,900	2,862
Net interest and dividend income	15,881	13,201
Provision (credit) for loan losses	57	(27)
Net interest and dividend income, after provision (credit) for loan losses	15,824	13,228
Non-interest income:
Deposit account fees	320	317
Interchange and ATM fees	348	347
Mortgage banking	740	244
Loan level derivative income	164	639
Loss on sales and calls of available-for-sale securities, net	(1,022)	(244)
Gain on exchange of investment in Northeast Retirement Services	5,947	—
Bank-owned life insurance income	257	257
Miscellaneous	62	(183)
Total non-interest income	6,816	1,377
Non-interest expense:
Salaries and employee benefits	7,563	6,885
Occupancy and equipment	2,115	1,619
Data processing	1,044	761
Professional fees	869	481
Advertising	367	532
FDIC deposit insurance	212	346
Directors’ fees	374	338
Amortization of core deposit intangible	247	342
Other general and administrative	609	764
Total non-interest expense	13,400	12,068
Income before income taxes	9,240	2,537
Provision for income taxes	1,753	870
Net income	$7,487	$1,667

Earnings per common share:
Basic	$0.31	$0.07
Diluted	$0.31	$0.07
Weighted average shares outstanding:
Basic	23,911,419	25,066,086
Diluted	24,275,665	25,132,441
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$7,487	$1,667
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains	1,803	3,415
Reclassification adjustment for net losses realized in net income (1)	1,022	289
Net change in unrealized gains	2,825	3,704
Tax effect	(904)	(1,294)
Net-of-tax amount	1,921	2,410
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(23)	(70)
Tax effect	(4)	25
Net-of-tax amount	(27)	(45)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	89	68
Tax effect	(59)	(24)
Net-of-tax amount	30	44
Other comprehensive income	1,924	2,409
Comprehensive income	$9,411	$4,076
______________________

(1)
Amounts are included in loss on sales and calls of available-for-sale securities, net, in the consolidated statements of net income. Income tax benefit associated with the reclassification adjustments for the three months ended March 31, 2017 and 2016 was $(356,000) and $(101,000), respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2017 and 2016 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive loss	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	1,667	2,409	4,076
ESOP shares committed to be released	—	—	75	190	—	—	265
Common stock dividends paid ($0.02 per common share)	—	—	—	—	(495)	—	(495)
Repurchase of common stock	(730,040)	(7)	(10,307)	—	—	—	(10,314)
Restricted stock awards granted	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(7,500)	—	—	—	—	—	—
Share-based compensation expense	—	—	1,195	—	—	—	1,195
Balance at March 31, 2016	27,786,642	$269	$260,041	$(21,065)	$157,090	$(2,779)	$393,556

Balance at December 31, 2016	26,759,953	$259	$249,317	$(20,496)	$161,896	$(4,069)	$386,907
Cumulative effect of change in accounting principle (Note 1)	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	7,487	1,924	9,411
ESOP shares committed to be released	—	—	151	190	—	—	341
Common stock dividends paid ($0.05 per common share)	—	—	—	—	(1,196)	—	(1,196)
Restricted stock awards granted	175,695	—	—	—	—	—	—
Restricted stock awards forfeited	(84,417)	—	—	—	—	—	—
Share-based compensation expense	—	—	1,408	—	—	—	1,408
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from exercise of options	13,000	—	180	—	—	—	180
Balance at March 31, 2017	26,858,328	$259	$250,976	$(20,306)	$168,160	$(2,145)	$396,944

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$7,487	$1,667
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	57	(27)
Net amortization of securities	620	854
Loss on sales and calls of available-for-sale securities, net	1,022	244
Net change in loans held for sale	1,086	(2,271)
Gains on sales of portfolio loans, net	—	(169)
Net amortization (accretion) of net deferred loan origination costs and discounts	(19)	112
Depreciation and amortization of premises and equipment	532	476
Amortization of core deposit intangible	247	342
Bank-owned life insurance income	(257)	(257)
ESOP expense	341	265
Deferred income tax provision	428	598
Share-based compensation expense	1,408	1,195
Gain on exchange of investment in Northeast Retirement Services	(5,947)	—
Net change in:
Accrued interest receivable	63	(244)
Other assets	543	(8,090)
Accrued expenses and other liabilities	(3,717)	7,470
Net cash provided by operating activities	3,894	2,165
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(9,507)	(19,322)
Sales	44,855	15,456
Maturities/calls	—	250
Principal paydowns	3,364	594
Activity in securities held to maturity:
Purchases	(8,086)	(9,238)
Maturities/calls	—	6,085
Principal paydowns	7,099	6,295
Loan originations and purchases, net of paydowns	(55,641)	(43,222)
Proceeds from residential portfolio loan sales	—	7,831
Net purchases of premises and equipment	(356)	(560)
Purchase of FHLBB stock	(1,870)	(2,570)
Redemption of FHLBB stock	394	—
Proceeds from exchange of investment in Northeast Retirement Services	1,595	—
Net cash used in investing activities	(18,153)	(38,401)
(continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Three Months Ended
	March 31,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	70,318	51,065
Net change in brokered deposits	(22,283)	(309)
Net change in short-term borrowings	(28,000)	(35,000)
Proceeds from long-term debt	—	30,000
Repurchase of common stock	—	(10,314)
Share redemption for tax withholdings for restricted stock vesting	(107)	—
Proceeds from exercise of stock options	180	—
Common stock dividends paid	(1,196)	(495)
Net cash provided by financing activities	18,912	34,947
Net change in cash and cash equivalents	4,653	(1,289)
Cash and cash equivalents at beginning of period	30,496	33,298
Cash and cash equivalents at end of period	$35,149	$32,009
Supplementary information:
Interest paid	$3,806	$2,803
Income taxes paid, net of refunds	46	65

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. ("the Company") its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank (the "Bank'), the principal operating entity and its wholly-owned subsidiaries, B.H. Security Corporation, HP Security Corporation and 1196 Corporation, which are Massachusetts security corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, included in the Company's annual report on Form 10-K.

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of deferred tax assets.

Loan policies

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

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient loss experience, losses from a national peer group of depository institutions with assets between one and five billion dollars for relevant portfolios dating back to 2008 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our residential real estate, home equity, commercial real estate, commercial business and consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

General component
The general component of the allowance for loan losses is based on a combination of the Company's own history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars dating back to 2009, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

The qualitative factors are determined based on the various risk characteristics of each loan segment. Risk characteristics relevant to each portfolio segment are as follows:

Residential real estate - The Company does not generally originate loans with a loan-to-value ratio greater than 80 percent and does not generally grant loans that would be classified as subprime upon origination. When the Company does extend credit either on a first- or second-lien basis at a loan-to-value ratio greater than 80 percent, such loans are supported by either mortgage insurance or state guarantee programs. All loans in this segment are collateralized by owner-occupied, 1-4 family residential real estate and repayment is dependent on the credit quality of the individual borrower. The health of the national and state economy, including unemployment rates and housing prices, will have an effect on the credit quality of loans in this segment.

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

Consumer - Loans in this segment primarily include used classic and collector automobile loans. A significant portion of the used automobile loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services and has a loss sharing agreement.

Allocated component

The allocated component relates to loans that are considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying value of that loan.

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

Change in accounting principle - Share-based compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU"), 2016-09 Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This Update amends its guidance on certain aspects of accounting for share-based payments to employees. The provisions of this Update became effective on January 1, 2017. The various changes applicable to adopting this Update include the following:

Accounting for Income Taxes

The Update states that entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies will be recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits will be presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid in capital. The total income tax benefit recorded in the provision for income taxes for the quarter ended March 31, 2017 was $39,000.

One of the previous requirements for an award to qualify for equity classification was that an entity could not partially settle the award for cash in excess of the employer’s minimum statutory withholding requirements. The determination of an employee's minimum statutory withholding amount has been difficult for some entities. Under this Update, the threshold to qualify for equity classification would permit withholding up to the maximum individual statutory tax rate in the applicable jurisdictions. Also, the Update provides that cash paid by an employer when directly withholding shares for tax-withholding purposes would be classified as a financing activity in the statement of cash flows.

Accounting for forfeitures

Under this Update, the Company has elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company). The transition to this methodology is applied on a modified retrospective basis, whereby the compensation cost will be calculated as if the entity did not historically record a forfeiture estimate for outstanding awards and instead accounted for forfeitures of outstanding awards as the forfeitures occurred, with a cumulative-effect adjustment to retained earnings. The cumulative effect of changing to this methodology resulted in a $27,000 adjustment to beginning retained earnings in the consolidated statement of changes in stockholders' equity for the quarter ended March 31, 2017.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Period Pension Cost and Net Periodic Postretirement Benefit Cost, to improve guidance related to the presentation of defined benefit cost in the income statement. Under GAAP, defined benefit pension cost and post retirement benefit cost (net benefit cost) comprise several components that reflect different aspects of an employer's financial arrangements, as well as the cost of benefits provided to employees. Those components are aggregated for reporting in the financial statements. Stakeholders had observed that the current presentation of defined benefit cost on a net basis combines elements that are heterogeneous. This reduces transparency and makes it more costly for investors and other users to analyze and understand the information. Under this Update employers will present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Employers will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will have to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The Update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted. The Update should be applied retrospectively. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This Update requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This Update is effective for public business entities for annual periods being after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments from this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The premium on all investments within the scope of this Update will need to be recalculated from date of purchase as if the premium was being amortized to the call date. The difference between this recalculated amount and the current remaining premium as of the beginning of the period of adoption is recorded as the cumulative effect decrease to retained earnings. The impact to the Company's consolidated financial statements upon adopting this Update is not expected to be material.

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$7,293	$1	$(21)	$7,273
Other asset-backed securities	9,166	5	(115)	9,056
Total mortgage- and other asset-backed securities	16,459	6	(136)	16,329
Municipal bonds	12,318	182	(157)	12,343
Financial services:
Banks	24,408	69	(249)	24,228
Diversified financials	18,803	227	(127)	18,903
Insurance and REITs	18,263	156	(183)	18,236
Total financial services	61,474	452	(559)	61,367
Other corporate:
Industrials	48,506	571	(614)	48,463
Utilities	25,902	289	(111)	26,080
Total other corporate	74,408	860	(725)	74,543
Total debt securities	164,659	1,500	(1,577)	164,582

Marketable equity securities	9,437	186	(371)	9,252
Total securities available for sale	$174,096	$1,686	$(1,948)	$173,834

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$32,670	$2	$(832)	$31,840
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,214	33	(1,718)	153,529
SBA asset-backed securities	13,800	—	(193)	13,607
Total securities held to maturity	$201,684	$35	$(2,743)	$198,976

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$10,530	$—	$(41)	$10,489
Other asset-backed securities	9,174	6	(195)	8,985
Total mortgage- and other asset-backed securities	19,704	6	(236)	19,474
Municipal bonds	12,730	120	(157)	12,693
Financial services:
Banks	20,263	57	(298)	20,022
Diversified financials	17,198	190	(198)	17,190
Insurance and REITs	18,304	150	(216)	18,238
Total financial services	55,765	397	(712)	55,450
Other corporate:
Industrials	49,217	508	(761)	48,964
Utilities	24,895	292	(100)	25,087
Total other corporate	74,112	800	(861)	74,051
Total debt securities	162,311	1,323	(1,966)	161,668

Marketable equity securities:
Mutual funds:
Domestic community	3,216	25	(19)	3,222
Global asset allocation	42,396	48	(2,498)	39,946
Total marketable equity securities	45,612	73	(2,517)	43,168
Total securities available for sale	$207,923	$1,396	$(4,483)	$204,836

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$32,667	$4	$(934)	$31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	153,938	14	(1,806)	152,146
SBA asset-backed securities	14,422	—	(212)	14,210
Total securities held to maturity	$201,027	$18	$(2,952)	$198,093

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2017 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$4,785	$4,789	$5,005	$5,001
After 1 year through 5 years	66,244	66,467	9,688	9,497
After 5 years through 10 years	69,528	69,182	17,977	17,342
After 10 years	7,643	7,815	—	—
	148,200	148,253	32,670	31,840
Mortgage- and asset-backed securities and collateralized mortgage obligations	16,459	16,329	169,014	167,136
	$164,659	$164,582	$201,684	$198,976

For the three months ended March 31, 2017 and 2016, proceeds from sales of securities available for sale amounted to $44.9 million and $15.5 million, respectively. Gross realized gains, for the same periods, amounted to $267,000 and $178,000, respectively, and gross realized losses amounted to $1.3 million and $422,000, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed	$(8)	$1,764	$(13)	$5,018
Other asset-backed securities	(31)	3,934	(84)	3,794
Total mortgage- and other asset-backed securities	(39)	5,698	(97)	8,812
Municipal bonds	(157)	5,292	—	—
Financial services:
Banks	(249)	13,220	—	—
Diversified financials	(127)	8,626	—	—
Insurance and REITs	(183)	4,641	—	—
Total financial services	(559)	26,487	—	—
Other corporate:
Industrials	(530)	16,110	(84)	2,255
Utilities	(111)	16,860	—	—
Total other corporate	(641)	32,970	(84)	2,255
Total debt securities	(1,396)	70,447	(181)	11,067

Marketable equity securities	(350)	4,409	(21)	445
Total temporarily impaired available-for-sale securities	$(1,746)	$74,856	$(202)	$11,512

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(832)	$30,645	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,682)	135,636	(36)	3,873
SBA asset-backed securities	(87)	8,622	(106)	4,985
Total temporarily impaired held-to-maturity securities	$(2,601)	$174,903	$(142)	$8,858
The Company continually reviews securities for the existence of other-than-temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the debt security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

At March 31, 2017, multiple debt securities have unrealized losses with aggregate depreciation of less than 2.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2017.

At March 31, 2017, the Company had two marketable equity securities with unrealized losses of $371,000, or 7.1% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$(11)	$3,163	$(30)	$7,326
Other asset-backed securities	(43)	3,924	(152)	3,732
Total mortgage- and other asset-backed securities	(54)	7,087	(182)	11,058
Municipal bonds	(157)	5,301	—	—
Financial services:
Banks	(298)	14,553	—	—
Diversified financials	(198)	9,369	—	—
Insurance and REITs	(216)	6,900	—	—
Total financial services	(712)	30,822	—	—
Other corporate:
Industrials	(655)	24,630	(106)	2,284
Utilities	(99)	11,200	(1)	794
Total other corporate	(754)	35,830	(107)	3,078
Total debt securities	(1,677)	79,040	(289)	14,136
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(19)	448
Global asset allocation	(424)	15,153	(2,074)	22,442
Total marketable equity securities	(424)	15,153	(2,093)	22,890
Total temporarily impaired available-for-sale securities	$(2,101)	$94,193	$(2,382)	$37,026

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(934)	$28,533	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,763)	146,098	(43)	3,827
SBA asset-backed securities	(104)	9,157	(108)	5,053
Total temporarily impaired held-to-maturity securities	$(2,801)	$183,788	$(151)	$8,880

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Real estate:
1-4 family residential	$893,569	$851,154
Home equity	79,975	78,719
Commercial real estate	702,122	687,289
Construction	71,165	76,351
	1,746,831	1,693,513
Commercial business	210,738	206,234
Consumer	26,978	29,281
Total loans	1,984,547	1,929,028
Allowance for loan losses	(18,875)	(18,750)
Discount and fair value adjustments on purchased loans	(1,804)	(1,846)
Deferred loan costs and fees, net	4,606	4,439
Loans, net	$1,968,474	$1,912,871

Activity in the allowance for loan losses for the three months ended March 31, 2017 and 2016, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended March 31, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Provision (credit) for loan losses	80	21	(41)	104	(89)	(18)	—	57
Loans charged-off	—	—	—	—	—	(15)	—	(15)
Recoveries	74	—	—	—	9	—	—	83
Allowance at March 31, 2017	$5,000	$558	$8,333	$1,457	$3,126	$401	$—	$18,875

Three Months Ended March 31, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	(251)	(19)	191	258	(148)	(55)	(3)	(27)
Loans charged-off	—	—	—	—	(105)	(18)	—	(123)
Recoveries	—	—	—	—	33	—	—	33
Allowance at March 31, 2016	$3,665	$617	$7,338	$1,622	$2,619	$699	$425	$16,985

Additional information pertaining to the allowance for loan losses at March 31, 2017 and December 31, 2016 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
March 31, 2017
Allowance related to impaired loans	$16	$—	$—	$—	$—	$—	$—	$16
Allowance related to non-impaired loans	4,984	558	8,333	1,457	3,126	401	—	18,859
Total allowance for loan losses	$5,000	$558	$8,333	$1,457	$3,126	$401	$—	$18,875
Impaired loans	$6,513	$1,388	$5,073	$—	$224	$155	$—	$13,353
Non-impaired loans	887,056	78,587	697,049	71,165	210,514	26,823	—	1,971,194
Total loans	$893,569	$79,975	$702,122	$71,165	$210,738	$26,978	$—	$1,984,547
December 31, 2016
Allowance related to impaired loans	$17	$—	$—	$—	$—	$—	$—	$17
Allowance related to non-impaired loans	4,829	537	8,374	1,353	3,206	434	—	18,733
Total allowance for loan losses	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Impaired loans	$6,726	$1,153	$941	$—	$241	$170	$—	$9,231
Non-impaired loans	844,428	77,566	686,348	76,351	205,993	29,111	—	1,919,797
Total loans	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$—	$1,929,028

The following is a summary of past due and non-accrual loans, by loan class, at March 31, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2017
Real estate:
1-4 family residential	$2,112	$211	$1,636	$3,959	$6,269
Home equity	867	—	587	1,454	1,388
Commercial real estate	—	—	4,149	4,149	5,073
Commercial business	4,676	—	—	4,676	224
Consumer	46	389	79	514	155
Total	$7,701	$600	$6,451	$14,752	$13,109

December 31, 2016
Real estate:
1-4 family residential	$584	$373	$2,322	$3,279	$6,478
Home equity	452	496	775	1,723	1,153
Commercial real estate	1,393	—	—	1,393	941
Commercial business	4,996	13	—	5,009	241
Consumer	175	5	7	187	170
Total	$7,600	$887	$3,104	$11,591	$8,983

There were no loans past due 90 days or more and still accruing interest at March 31, 2017 and December 31, 2016.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2017	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,395	$6,739	$—
Home equity	1,388	1,455	—
Commercial real estate	5,073	5,468	—
Commercial business	224	3,288	—
Consumer	155	166	—
Total	13,235	17,116	—

Impaired loans with a valuation allowance:
1-4 family residential	118	310	16

Total impaired loans	$13,353	$17,426	$16

December 31, 2016
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,605	$7,023	$—
Home equity	1,153	1,225	—
Commercial real estate	941	1,207	—
Commercial business	241	3,279	—
Consumer	170	183	—
Total	9,110	12,917	—

Impaired loans with a valuation allowance:
1-4 family residential	121	313	17

Total impaired loans	$9,231	$13,230	$17

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2017	(In thousands)
Real estate:
1-4 family residential	$6,620	$78
Home equity	1,087	14
Commercial real estate	3,007	8
Commercial	232	3
Consumer	167	1
Total	$11,113	$104

Three Months Ended March 31, 2016
Real estate:
1-4 family residential	$6,321	$73
Home equity	290	4
Commercial real estate	4,474	42
Commercial	5	—
Consumer	177	2
Total	$11,267	$121

No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructurings recorded during the three months ended March 31, 2017 or 2016.

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

The following tables present the Company’s loans by risk rating at March 31, 2017 and December 31, 2016:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
March 31, 2017
Loans rated 1 - 6	$1,046	$288	$693,062	$71,165	$194,471	$4	$960,036
Loans rated 7	3,509	1,343	3,812	—	16,259	145	25,068
Loans rated 8	2,419	112	5,248	—	8	12	7,799
Loans rated 9	460	—	—	—	—	—	460
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	886,135	78,232	—	—	—	26,817	991,184
	$893,569	$79,975	$702,122	$71,165	$210,738	$26,978	$1,984,547
December 31, 2016
Loans rated 1 - 6	$1,054	$293	$671,872	$76,351	$188,706	$4	$938,280
Loans rated 7	3,514	967	9,720	—	17,510	146	31,857
Loans rated 8	2,442	258	5,697	—	18	37	8,452
Loans rated 9	645	—	—	—	—	—	645
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	843,499	77,201	—	—	—	29,094	949,794
	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$1,929,028

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

The table below presents information about derivative financial instruments not designated as hedging instruments at March 31, 2017 and December 31, 2016.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
March 31, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$426,021	$8,602	$426,021	$8,602
Other contracts	15,746	—	32,873	—
Total derivatives	$441,767	$8,602	$458,894	$8,602
December 31, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$419,488	$9,016	$419,488	$8,932
Other contracts	15,685	8	33,045	56
Total derivatives	$435,173	$9,024	$452,533	$8,988

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

Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amounts of mortgage loan commitments as of March 31, 2017 and December 31, 2016 were $22.1 million and $6.8 million, respectively. The fair values of such commitments as of March 31, 2017 and December 31, 2016 included gains of $275,000 and $111,000, respectively, recorded in other assets and losses of $37,000 and $3,000, respectively, recorded in other liabilities on the consolidated balance sheet.

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

The Company expects that these forward sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amounts of forward loan sale commitments at March 31, 2017 and December 31, 2016 were $23.8 million and $9.5 million, respectively. The fair values of such commitments as of March 31, 2017 and December 31, 2016 included gains of $37,000 and $15,000, respectively, recorded in other assets and losses of $35,000 and $74,000, respectively, recorded in other liabilities on the consolidated balance sheet.

NOTE 6 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
NOW and demand	$342,118	$331,508
Regular savings	265,116	262,984
Money market	622,852	573,204
Brokered money market	50,129	53,357
Total non-certificate accounts	1,280,215	1,221,053

Term certificates of $250,000 or more	82,814	77,550
Term certificates less than $250,000	265,228	262,564
Brokered term certificates	228,465	247,520
Total term certificate accounts	576,507	587,634
Total deposits	$1,856,722	$1,808,687

At March 31, 2017, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$346,078	0.73%
1-2 years	95,556	1.28
2-3 years	87,624	1.78
3-4 years	25,626	1.83
4 years and beyond	21,623	1.71
	$576,507	1.07%

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at March 31, 2017 and December 31, 2016, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2017
Assets
Securities available for sale:
Debt securities	$—	$164,582	$—	$164,582
Marketable equity securities	9,252	—	—	9,252
Derivative assets:
Interest rate swap agreements	—	8,602	—	8,602
Forward loan sale commitments	—	—	37	37
Mortgage loan commitments	—	—	275	275
Total assets	$9,252	$173,184	$312	$182,748
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,602	$—	$8,602
Forward loan sale commitments	—	—	35	35
Mortgage loan commitments	—	—	37	37
Total liabilities	$—	$8,602	$72	$8,674

December 31, 2016
Assets
Securities available for sale:
Debt securities	$—	$161,668	$—	$161,668
Marketable equity securities	43,168	—	—	43,168
Derivative assets:
Interest rate swap agreements	—	9,024	—	9,024
Forward loan sale commitments	—	—	15	15
Mortgage loan commitments	—	—	111	111
Total assets	$43,168	$170,692	$126	$213,986
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,988	$—	$8,988
Forward loan sale commitments	—	—	74	74
Mortgage loan commitments	—	—	3	3
Total liabilities	$—	$8,988	$77	$9,065

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

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$151	$—	$—	$136
The following table summarizes the total gains on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Impaired loans	$77	$221
Gains and losses applicable to impaired loans are based on the appraised value of the underlying collateral, discounted as necessary due to management’s estimates of changes in market conditions. The gains and losses applicable to impaired loans are not recorded as a direct adjustment to current earnings or comprehensive income, but rather as a component in determining the overall adequacy of the allowance for loan losses. Adjustments to the estimated fair value of impaired loans may result in increases or decreases to the provision for loan losses.

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2017
Financial assets:
Cash and cash equivalents	$35,149	$35,149	$—	$—	$35,149
Securities available for sale	173,834	9,252	164,582	—	173,834
Securities held to maturity	201,684	—	198,976	—	198,976
Federal Home Loan Bank stock	14,828	—	—	14,828	14,828
Loans and loans held for sale	1,970,149	—	—	1,960,134	1,960,134
Accrued interest receivable	5,994	—	—	5,994	5,994
Financial liabilities:
Deposits	1,856,722	—	—	1,856,153	1,856,153
Borrowings	223,000	—	222,512	—	222,512
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	8,602	—	8,602	—	8,602
Forward loan sale commitments	37	—	—	37	37
Mortgage loan commitments	275	—	—	275	275
Derivative liabilities:
Interest rate swap agreements	8,602	—	8,602	—	8,602
Forward loan sale commitments	35	—	—	35	35
Mortgage loan commitments	37	—	—	37	37

December 31, 2016
Financial assets:
Cash and cash equivalents	$30,496	$30,496	$—	$—	$30,496
Securities available for sale	204,836	43,168	161,668	—	204,836
Securities held to maturity	201,027	—	198,093	—	198,093
Federal Home Loan Bank stock	13,352	—	—	13,352	13,352
Loans and loans held for sale	1,915,632	—	—	1,903,978	1,903,978
Accrued interest receivable	6,057	—	—	6,057	6,057
Financial liabilities:
Deposits	1,808,687	—	—	1,808,629	1,808,629
Borrowings	251,000	—	250,648	—	250,648
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,024	—	9,024	—	9,024
Forward loan sale commitments	15	—	—	15	15
Mortgage loan commitments	111	—	—	111	111
Derivative liabilities:
Interest rate swap agreements	8,988	—	8,988	—	8,988
Forward loan sale commitments	74	—	—	74	74
Mortgage loan commitments	3	—	—	3	3

NOTE 8 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized loss	$(262)	$(3,087)
Tax effect	103	1,007
Net-of-tax amount	(159)	(2,080)
Securities held to maturity:
Net unrealized gain on transferred securities	314	337
Tax effect	(118)	(114)
Net-of-tax amount	196	223
Defined benefit pension plan:
Unrecognized net actuarial loss	(3,393)	(3,482)
Tax effect	1,211	1,270
Net-of-tax amount	(2,182)	(2,212)
	$(2,145)	$(4,069)

Changes in accumulated other comprehensive income (loss), by component, follow:

	Three Months Ended March 31, 2017
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2016	$(2,080)	$223	$(2,212)	$(4,069)
Other comprehensive income before reclassification adjustments	1,803	—	—	1,803
Reclassification adjustments:
Net realized losses	1,022	—	—	1,022
Amortization of actuarial losses	—	—	89	89
Amortization of amounts previously recorded upon transfer from available for sale	—	(23)	—	(23)
Tax effects	(904)	(4)	(59)	(967)
Net current-period other comprehensive income (loss)	1,921	(27)	30	1,924
Balance at March 31, 2017	$(159)	$196	$(2,182)	$(2,145)

	Three Months Ended March 31, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2015	$(3,756)	$374	$(1,806)	$(5,188)
Other comprehensive loss before reclassification adjustments	3,415	—	—	3,415
Reclassification adjustments:
Net realized losses	289	—	—	289
Amortization of actuarial losses	—	—	68	68
Amortization of amounts previously recorded upon transfer from available for sale	—	(70)	—	(70)
Tax effects	(1,294)	25	(24)	(1,293)
Net current-period other comprehensive income (loss)	2,410	(45)	44	2,409
Balance at March 31, 2016	$(1,346)	$329	$(1,762)	$(2,779)

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2017, the capital conservation buffer is 1.250%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of March 31, 2017.

As of March 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of March 31, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
March 31, 2017
Total capital (to risk weighted assets)	$405,534	20.4%	$158,655	8.0%	198,318	10.0%
Tier 1 capital (to risk weighted assets)	386,659	19.5	118,991	6.0	158,655	8.0
Common equity Tier 1 (to risk weighted assets)	386,659	19.5	89,243	4.5	128,907	6.5
Tier 1 capital (to average assets)	386,659	15.6	98,895	4.0	123,619	5.0
December 31, 2016
Total capital (to risk weighted assets)	$395,325	20.5%	$154,471	8.0%	193,089	10.0%
Tier 1 capital (to risk weighted assets)	376,575	19.5	115,854	6.0	154,471	8.0
Common equity Tier 1 (to risk weighted assets)	376,575	19.5	86,890	4.5	125,508	6.5
Tier 1 capital (to average assets)	376,575	16.0	94,166	4.0	117,708	5.0
Blue Hills Bank:
March 31, 2017
Total capital (to risk weighted assets)	$325,098	16.4%	$158,418	8.0%	$198,023	10.0%
Tier 1 capital (to risk weighted assets)	306,223	15.5	118,814	6.0	158,418	8.0
Common equity Tier 1 (to risk weighted assets)	306,223	15.5	89,110	4.5	128,715	6.5
Tier 1 capital (to average assets)	306,223	12.4	98,897	4.0	123,622	5.0
December 31, 2016
Total capital (to risk weighted assets)	$313,457	16.3%	$154,196	8.0%	$192,745	10.0%
Tier 1 capital (to risk weighted assets)	294,707	15.3	115,647	6.0	154,196	8.0
Common equity Tier 1 (to risk weighted assets)	294,707	15.3	86,735	4.5	125,284	6.5
Tier 1 capital (to average assets)	294,707	12.5	94,099	4.0	117,623	5.0

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

	March 31, 2017	December 31, 2016

Allocated	225,247	149,613
Committed to be allocated	18,718	75,912
Unallocated	2,030,890	2,049,608
	2,274,855	2,275,133

The fair value of unallocated shares was approximately $36.3 million and $38.4 million at March 31, 2017 and December 31, 2016, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2017 and 2016 was $341,000 and $265,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended March 31,
	2017	2016
	(In thousands, except share amounts)
Net income applicable to common stock	$7,487	$1,667

Average number of common shares outstanding	26,842,047	28,176,619
Less: Average unallocated ESOP shares	(2,040,249)	(2,115,383)
Less: Average unvested restricted stock awards	(890,379)	(995,150)
Average number of common shares outstanding used to calculate basic earnings per common share	23,911,419	25,066,086

Effect of dilutive stock options	139,392	—
Effect of dilutive unvested restricted stock awards	224,854	66,355
Average number of common shares outstanding used to calculate diluted earnings per common share	24,275,665	25,132,441

Earnings per common share:
Basic	$0.31	$0.07
Diluted	$0.31	$0.07

Options for 362,100 and 2,479,000 shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three months ended March 31, 2017 and 2016, respectively.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the three months ended March 31, 2017.

Options granted	362,100
Vesting period (years)	5
Term (years)	10
Expected volatility	27.22%-27.43%
Expected life (years)	6.5
Expected dividend yield	0.71%-1.11%
Risk free interest rate	2.04%-2.16%
Fair value per option	$5.05-$5.31

A summary of the status of the Company's stock option grants for the three months ended March 31, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,449,670	$14.06	—	$—
Granted	362,100	18.24	—	—
Forfeited	(150,500)	14.07	—	—
Exercised	(13,000)	13.84	—	—
Outstanding at March 31, 2017	2,648,270	$14.64	8.71	$8,653,603
Exercisable at March 31, 2017	493,890	$14.07	8.53	$1,866,904
Unrecognized compensation cost at March 31, 2017	$8,502,000
Weighted average remaining recognition period (years)	3.81

For the three months ended March 31, 2017 and 2016, share-based compensation expense applicable to the stock options was $610,000 and $511,000, respectively, and the recognized tax benefit related to this expense was $156,000 and $125,000.

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

The following table presents the activity in non-vested stock awards under the Equity Plan for the three months ended March 31, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2016	816,070	$14.06
Granted	175,695	18.25
Vested	(21,873)	13.98
Forfeited	(84,417)	14.07
Nonvested stock awards at March 31, 2017	885,475	$14.89
Unrecognized compensation cost inclusive of directors' fees at March 31, 2017	$11,907,000
Weighted average remaining recognition period (years)	3.90

For the three months ended March 31, 2017 and 2016, share-based compensation expense applicable to restricted stock awards was $798,000 and $684,000, respectively, and the recognized tax benefit related to this expense was $305,000 and $243,000 respectively.

NOTE 13 - SUBSEQUENT EVENTS

On April 28, 2017, the Company’s Management Investment Committee approved a change in strategy to liquidate its externally managed available for sale debt securities portfolio (largely consisting of corporate debt). Historically the externally managed portion of the portfolio had a focus on maximizing investment returns. Continued rising interest rates would likely negatively impact the returns of this portfolio over time. At March 31, 2017, this portfolio had a carrying value of $164.6 million including gross unrealized gains of $1.5 million and gross unrealized losses of $1.6 million, with a net unrealized loss of $77,000. As of May 1, 2017 the carrying value of the portfolio was $165.3 million including gross unrealized gains of $1.8 million and gross unrealized losses of $1.2 million, for a net unrealized gain of approximately $600,000. The Company intends to invest approximately $100.0 million of the proceeds in its internally managed fixed income securities liquidity portfolio, which is accounted for as held to maturity. This pool focuses on maximizing income while maintaining high quality intermediate duration as well as to provide adequate short-term liquidity to meet any cash flow demands. The remaining proceeds will be used to fund incremental loan growth. As the Company executes this transition, realized gains and losses may differ from the amounts noted above.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2017 and December 31, 2016

Total Assets. Total assets increased $26.9 million, or 1.1%, to $2.50 billion at March 31, 2017 from $2.47 billion at December 31, 2016, mainly driven by $55.6 million of loan growth, offset by a $31.0 million decrease in securities available for sale.

Loans. Net loans grew $55.6 million, or 2.9%, from the end of 2016 to $2.0 billion at March 31, 2017. By category, the increase was mainly driven by residential mortgage loans, which were up $42.4 million, or 5.0%, and commercial real estate loans, which were up $14.8 million, or 2.2%.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$893,569	45.03%	$851,154	44.12%
Home equity	79,975	4.03	78,719	4.08
Commercial	702,122	35.38	687,289	35.63
Construction	71,165	3.59	76,351	3.96
Total real estate	1,746,831	88.03	1,693,513	87.79
Commercial business	210,738	10.62	206,234	10.69
Consumer	26,978	1.35	29,281	1.52
Total loans	1,984,547	100.00%	1,929,028	100.00%
Allowance for loan losses	(18,875)		(18,750)
Discount and fair value adjustments on purchased loans	(1,804)		(1,846)
Deferred loan costs, net	4,606		4,439
Loans, net	$1,968,474		$1,912,871

Securities Available for Sale and Securities Held to Maturity. Total securities were $375.5 million at March 31, 2017 compared to $405.9 million at December 31, 2016. The $30.3 million, or 7.5% decline in total securities was primarily due to the sale of the mutual fund portfolio during the first quarter, which generated a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share). At March 31, 2017, 46.3% of securities were in the available for sale category compared to 50.5% at December 31, 2016.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At March 31, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$7,293	$7,273	$10,530	$10,489
Other asset-backed securities	9,166	9,056	9,174	8,985
Total mortgage- and other asset-backed securities	16,459	16,329	19,704	19,474
Municipal bonds	12,318	12,343	12,730	12,693
Financial services:
Banks	24,408	24,228	20,263	20,022
Diversified financials	18,803	18,903	17,198	17,190
Insurance and REITs	18,263	18,236	18,304	18,238
Total financial services	61,474	61,367	55,765	55,450
Other corporate:
Industrials	48,506	48,463	49,217	48,964
Utilities	25,902	26,080	24,895	25,087
Total other corporate	74,408	74,543	74,112	74,051
Total debt securities	164,659	164,582	162,311	161,668

Marketable equity securities	9,437	9,252	45,612	43,168
Total securities available for sale	$174,096	$173,834	$207,923	$204,836

Securities held to maturity:
Debt securities:
Government-sponsored enterprises	$32,670	$31,840	$32,667	$31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	155,214	153,529	153,938	152,146
SBA asset-backed securities	13,800	13,607	14,422	14,210
Total securities held to maturity	$201,684	$198,976	$201,027	$198,093

The Company only purchases investment grade debt securities. Private label commercial mortgage-backed securities are in the senior tranches of the capital structures and are investment grade. The other asset-backed securities are also in the senior tranches of the capital structures, and are supported by automobile, equipment, and real estate financings.

At March 31, 2017, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.

Cash and Cash Equivalents. Cash and cash equivalents increased by $4.7 million, or 15.3%, to $35.1 million at March 31, 2017 from $30.5 million at December 31, 2016. The increase mainly reflects a higher level of short-term investments.

Goodwill and Core Deposit Intangible. At March 31, 2017, goodwill and core deposit intangible assets totaled $10.3 million compared to $10.6 million at December 31, 2016. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2016 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first three months of 2017. The investment was $32.3 million at March 31, 2017 compared to $32.0 million at December 31, 2016.

Deposits. Total deposits increased by $48.0 million, or 2.7%, from the end of 2016 to $1.9 billion at March 31, 2017. The increase from December 31, 2016 was primarily driven by growth in money market deposits of $49.6 million and smaller increases in NOW and demand, regular savings and certificates of deposit. These increases were partially offset by a $19.1 million decline in brokered certificates of deposits. The new Seaport branch, which opened in the fourth quarter of 2016, contributed $21.2 million to the overall increase in deposits.

Borrowings. Total borrowings declined by $28.0 million, or 11.2%, from the end of 2016 to $223.0 million at March 31, 2017. Despite the increase in loans during the first quarter of 2017, the Company was able to reduce borrowings using proceeds from the sale of the mutual fund investment portfolio. Short-term borrowings were $118.0 million at March 31, 2017 compared to $146.0 million at December 31, 2016 and consisted of advances from the Federal Home Loan Bank of Boston. Long-term borrowings were $105.0 million at March 31, 2017 and December 31, 2016 and consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturity dates ranging from 2017 through 2022.

Stockholders' Equity. Total stockholders' equity increased $10.0 million, or 2.6%, to $396.9 million at March 31, 2017 from $386.9 million at December 31, 2016. The increase in stockholders' equity from the end of 2016 was mainly due to first quarter 2017 net income of $7.5 million coupled with a $1.9 million decline in the accumulated other comprehensive loss.

Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016

General. The Company reported net income of $7.5 million, or $0.31 per diluted share, for the three months ended March 31, 2017 compared to net income of $1.7 million, or $0.07 per diluted share, for the three months ended March 31, 2016.
The first quarter of 2017 included a pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc.. The first quarter of 2017 also included a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds, and the reversal of a valuation allowance for state deferred income tax assets of $1.7 million, or $0.07 per diluted share. Excluding these three items, net income was $2.7 million, or $0.11 per diluted share, for first quarter of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 35% for the three months ended March 31, 2017. A statutory rate of 34% was used for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$1,958,647	$17,436	3.61%	$1,569,240	$13,656	3.50%
Securities	398,201	2,240	2.28	430,015	2,368	2.21
Other interest earning assets (1)	31,842	171	2.18	36,723	126	1.38
Total interest-earning assets	2,388,690	19,847	3.37%	2,035,978	16,150	3.19%
Non-interest-earning assets	93,397			100,534
Total assets	$2,482,087			$2,136,512
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$145,396	16	0.04%	$135,367	16	0.05%
Regular savings accounts	262,578	218	0.34	286,533	251	0.35
Money market accounts	653,165	1,519	0.94	430,989	846	0.79
Certificates of deposit	567,642	1,501	1.07	435,574	1,179	1.09
Total interest-bearing deposits	1,628,781	3,254	0.81	1,288,463	2,292	0.72
Borrowings	256,500	646	1.02	277,857	570	0.83
Total interest-bearing liabilities	1,885,281	3,900	0.84%	1,566,320	2,862	0.73%
Non-interest-bearing deposits	183,520			147,961
Other non-interest-bearing liabilities	21,035			26,473
Total liabilities	2,089,836			1,740,754
Equity	392,251			395,758
Total liabilities and equity	$2,482,087			$2,136,512

Net interest-earning assets (2)	$503,409			$469,658

Net interest and dividend income (FTE)		15,947			13,288
Less: FTE adjustment		(66)			(87)
Net interest and dividend income (GAAP)		$15,881			$13,201

Net interest rate spread (FTE) (3)			2.53%			2.46%
Net interest margin (FTE) (4)			2.71%			2.62%
Average interest-earning assets to interest-bearing liabilities	126.70%			129.98%
Total deposits cost			0.73%			0.64%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,355	$425	$3,780
Securities	(153)	25	(128)
Other	(15)	60	45
Total interest-earning assets	3,187	510	3,697
Interest-bearing liabilities:
NOW accounts	—	—	—
Savings accounts	(17)	(16)	(33)
Money market accounts	374	299	673
Certificates of deposit	344	(22)	322
Total interest-bearing deposits	701	261	962
Borrowings	(41)	117	76
Total interest-bearing liabilities	660	378	1,038
Change in net interest and dividend income (FTE)	$2,527	$132	$2,659

Net Interest and Dividend Income. Net interest and dividend income was $15.9 million in the first quarter of 2017, up $2.7 million, or 20.3%, from $13.2 million in the first quarter of 2016. Net interest and dividend income on a fully tax equivalent basis was $15.9 million in the first quarter of 2017, up $2.7 million, or 20.0%, from $13.3 million in the first quarter of 2016. Net interest margin on a fully tax equivalent basis improved to 2.71% in the first quarter of 2017 from 2.62% in the first quarter of 2016. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion (referred to herein as the "mutual fund and accretion adjustment") from both quarters, mutual fund and accretion adjusted net interest income on a fully tax equivalent basis was $15.8 million in the first quarter of 2017, up $2.7 million, or 20.5%, from $13.1 million in the first quarter of 2016. Mutual fund and accretion adjusted net interest margin on a fully tax equivalent basis was 2.72% in the first quarter of 2017 compared to 2.65% in the first quarter of 2016.

The growth in mutual fund and accretion adjusted net interest and dividend income on a fully tax equivalent basis was mainly due to a higher level of average loans which were up $389.4 million, or 24.8%, from the first quarter of last year driven by increases in residential mortgages and commercial real estate loans. Mutual fund and accretion adjusted net interest income and net interest margin on a fully tax equivalent basis benefited in both comparisons from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank in March 2017, December 2016 and December 2015.

The table shown below provides a reconciliation of reported to mutual fund and accretion adjusted net interest and dividend income and margin for the three months ended March 31, 2017 and 2016.

	Three Months Ended March 31,
(Unaudited, dollars in thousands)	2017	2016
Net Interest and Dividend Income
Reported net interest and dividend income	$15,881	$13,201
FTE adjustment	66	87
Reported net interest and dividend income (FTE)	15,947	13,288
Mutual fund dividends	—	(21)
Purchase accounting accretion	(107)	(127)
Adjusted net interest and dividend income (FTE) (1)	$15,840	$13,140

Net Interest Margin
Reported net interest margin	2.70%	2.61%
FTE adjustment	0.01	0.01
Reported net interest margin (FTE)	2.71%	2.62%
Mutual fund dividends (2)	0.03	0.06
Purchase accounting accretion (2)	(0.02)	(0.03)
Adjusted net interest margin (FTE) (1)	2.72%	2.65%
______________________

(1)
Management believes that it is a standard practice in the banking industry to present net interest margin and net interest income on a fully taxable equivalent basis (FTE),using a federal statutory tax rate of 35% (a statutory tax rate of 34% was used prior to the fourth quarter of 2016). Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.

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

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $3.7 million or 22.9% to $19.8 million for the three months ended March 31, 2017 from $16.2 million for the three months ended March 31, 2016. Interest and fees on loans on a fully tax-equivalent basis grew $3.8 million, or 27.7%, to $17.4 million in the three months ended March 31, 2017 from $13.7 million in the first quarter of 2016. The increase reflects a $389.4 million, or 24.8%, increase in average loans driven mainly by increases in residential mortgages and commercial real estate loans. Loan yield improved eleven basis points to 3.61% for the three months ended March 31, 2017 from 3.50% for the three months ended March 31, 2016 due mainly to a change in loan mix and a benefit from repricing floating rate loans due, in part, to Federal Reserve interest rate increases. Interest on securities on a fully taxable-equivalent basis declined $128,000, or 5.4%, to $2.2 million for the three months ended March 31, 2017 from $2.4 million for the three months ended March 31, 2016, primarily due to a lower average balance of securities.

Interest Expense. Interest expense increased $1.0 million, or 36.3%, to $3.9 million for the three months ended March 31, 2017 from $2.9 million for the three months ended March 31, 2016. Interest expense on deposits increased $962,000, or 42.0%, to $3.3 million for the three months ended March 31, 2017, from $2.3 million for the three months ended March 31, 2016. The increase was mainly due to a $340.3 million, or 26.4%, increase in the average balance of interest bearing deposits to $1.6 billion in the first quarter of 2017 driven by higher levels of money market deposits and certificates of deposit. In addition, there was a nine basis point increase in the cost of interest bearing deposits to 0.81% in the first quarter of 2017 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $646,000 for the three months ended March 31, 2017, compared to $570,000 for the three months ended March 31, 2016. The increase was due to a rise in the cost of borrowings to 1.02% in the first quarter of 2017 from 0.83% in the first quarter of 2016. This was partially offset by a $21.4 million, or 7.7%, decline in the average balances of borrowings to $256.5 million in the first quarter of 2017 from $277.9 million in the first quarter of 2016.

Provision for Loan Losses. The provision for loan losses was $57,000 in the first quarter of 2017 compared to a credit of $27,000 in the first quarter of 2016. The provision for loan losses reflects management’s assessment of risks inherent in the loan portfolio. Loan growth and loan mix impact the level of provision needed each quarter. The growth in loans in the first quarter of 2017, offset by the general improvement in historical loss rates from national FDIC data and coupled with the planned migration of loss rates to those more reflective of the Company's own loan loss experience resulted in a lower provision. The first quarter of 2016 includes the reduction of a significant specific reserve established in the fourth quarter of 2015 against loans secured by one income property as the borrower made payments. In addition, the quarterly assessment of the qualitative components of the reserve methodology, specifically those associated with 1-4 family residential lending, resulted in a lower allowance/total loans ratio in the first quarter of 2016.

Non-interest Income. Non-interest income increased $5.4 million, or 395.0%, from the first quarter of 2016 to $6.8 million in the first quarter of 2017. The increase was mainly due to a gain of $5.9 million from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc., and a $496,000, or 203.3%, increase in mortgage banking revenue due mainly to a higher level of loan sale gains. These improvements were partially offset by a higher level of securities losses in the first quarter of 2017, mainly reflecting a $1.1 million loss on the sale of the mutual fund investment portfolio, and a $475,000, or 74.3%, decline in loan level derivative fee income.

Non-interest Expense. Non-interest expense increased $1.3 million, or 11.0%, from the first quarter of 2016 to $13.4 million in the first quarter of 2017. Franchise growth was the major factor causing the increase in expenses from the prior year. The new Seaport branch, as well as the opening of new loan and mortgage production offices, contributed to the growth in salaries and benefits expense and occupancy and equipment expense.

Income Tax Provision. The Company recorded an income tax provision of $1.8 million in the first quarter of 2017 and had an effective tax rate in the quarter of 19.0% on pre-tax income of $9.2 million. In the first quarter of 2016, the Company recorded an income tax provision of $870,000 and had an effective tax rate of 34.3% on pre-tax income of $2.5 million. The lower effective tax rate in the first quarter of 2017 reflects the reversal of a valuation allowance for state taxes of $1.7 million.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(In thousands)
At March 31, 2017
Real estate:
1-4 family residential	3	$211	11	$1,636	14	$1,847
Home equity	—	—	6	587	6	587
Commercial real estate	—	—	3	4,149	3	4,149
Total real estate	3	211	20	6,372	23	6,583
Consumer loans	6	389	2	79	8	468
Total loans	9	$600	22	$6,451	31	$7,051
At December 31, 2016
Real estate:
1-4 family residential	2	$373	14	$2,322	16	$2,695
Home equity	4	496	6	775	10	1,271
Total real estate	6	869	20	3,097	26	3,966
Commercial business	1	13	—	—	1	13
Consumer loans	2	5	1	7	3	12
Total loans	9	$887	21	$3,104	30	$3,991

Non-performing Assets. The following table provides information with respect to non-performing loans at the dates indicated. There was no other real estate owned at March 31, 2017 and December 31, 2016. The increase in nonperforming assets from the end of 2016 is mainly due to loans secured by one income property totaling $4.1 million, which were placed back on nonaccrual in the first quarter of 2017.

	At March 31, 2017	At December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$6,269	$6,478
Home equity loans and lines	1,388	1,153
Commercial real estate	5,073	941
Commercial business	224	241
Consumer	155	170
Total non-accrual loans	$13,109	$8,983

Ratios:
Non-accrual loans to total loans	0.66%	0.47%
Non-performing assets to total assets	0.53%	0.36%

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

	At March 31, 2017	At December 31, 2016
	(Dollars in thousands)

Performing troubled debt restructurings	$136	$138
Non-accrual troubled debt restructurings	1,516	1,274
Total	$1,652	$1,412

Ratios:
Performing troubled debt restructurings as a % of total loans	0.01%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.08%	0.07%
Total troubled debt restructurings as a % of total loans	0.09%	0.08%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At March 31, 2017	At December 31, 2016
	(In thousands)
Classified loans:
Substandard	$7,799	$8,452
Doubtful	460	645
Loss	—	—
Total classified loans	8,259	9,097
Special mention	25,068	31,857
Total criticized loans	$33,327	$40,954

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2017, there were $25.1 million of assets designated as special mention compared to $31.9 million at December 31, 2016. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans declined to 0.95% at March 31, 2017 from 0.97% at December 31, 2016 and 1.07% at March 31, 2016. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$18,750	$17,102
Charge-offs:
Commercial business	—	(105)
Consumer loans	(15)	(18)
Total charge-offs	(15)	(123)
Recoveries:
1-4 family residential	74	—
Commercial business	9	33
Total recoveries	83	33
Net recoveries (charge-offs)	68	(90)
Provision (credit) for loan losses	57	(27)
Balance at end of period	$18,875	$16,985
Ratios:
Net recoveries (charge-offs) to average loans outstanding	0.01%	(0.02)%
Allowance for loan losses to non-accrual loans at end of period	144%	155%
Allowance for loan losses to total loans at end of period (1)	0.95%	1.07%
(1) Total loans does not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At March 31, 2017		At December 31, 2016
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,000	45.03%	$4,846	44.12%
Home equity	558	4.03	537	4.08
Commercial	8,333	35.38	8,374	35.63
Construction	1,457	3.59	1,353	3.96
Commercial business loans	3,126	10.62	3,206	10.69
Consumer loans	401	1.35	434	1.52
Total allowance	$18,875	100.00%	$18,750	100.00%

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
As of March 31, 2017, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One (% Change From Year One Base)
-100	(0.7)%
+100	0.6%
+200	0.9%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at March 31, 2017, in the event of a 100 and 200 basis point increase in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.6% and 0.9%, respectively, increase in net interest income. At the same date, in the event of a 100 basis point decrease in interest rates over a one year period, assuming a gradual parallel shift across the yield curve over such period, we would experience a 0.7% decrease in net interest income.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2017 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 6.1% and 11.7%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 2.0% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At March 31, 2017, there were $223.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $583.3 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At March 31, 2017, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $11.7 million of U.S. government and government-sponsored securities.

At March 31, 2017, the Company also had $42.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at March 31, 2017.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2017, cash and cash equivalents totaled $35.1 million, which was up from $30.5 million at December 31, 2016.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $48.0 million during the three months ended March 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $28.0 million for the three months ended March 31, 2017.

At March 31, 2017, we had $151.5 million in commitments to originate loans. In addition to commitments to originate loans, we had $263.7 million in unused lines of credit to borrowers and letters of credit and $85.9 million in undisbursed construction loans. Certificates of deposit due within one year of March 31, 2017 totaled $346.1 million, or 18.6% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of March 31, 2017 totaled $117.6 million, or 6.3% of total deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017. As of March 31, 2017 the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Net Income for the three months ended March 31, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: May 5, 2017	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: May 5, 2017	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer