Form 10-Q
period 2017-06-30
Blue Hills Bancorp, Inc.
filed 2017-08-04
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

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
YES [   ]     NO [X]

As of August 1, 2017, there were 26,864,088 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$17,292	$14,752
Short-term investments	33,819	15,744
Total cash and cash equivalents	51,111	30,496
Securities available-for-sale, at fair value	10,437	204,836
Securities held-to-maturity, at amortized cost	283,672	201,027
Federal Home Loan Bank stock, at cost	11,943	13,352
Loans held for sale	6,789	2,761
Loans, net of allowance for loan losses of $19,917 at June 30, 2017 and $18,750 at December 31, 2016	2,046,177	1,912,871
Premises and equipment, net	22,004	22,034
Accrued interest receivable	5,362	6,057
Goodwill	9,160	9,160
Core deposit intangible	931	1,400
Net deferred tax asset	8,184	10,146
Bank-owned life insurance	32,533	32,015
Other assets	25,606	23,537
	$2,513,909	$2,469,692
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$203,912	$184,982
Interest bearing	1,761,351	1,623,705
Total deposits	1,965,263	1,808,687
Short-term borrowings	—	146,000
Long-term debt	130,000	105,000
Accrued expenses and other liabilities	21,328	23,098
Total liabilities	2,116,591	2,082,785

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,860,988 and 26,759,953 issued and outstanding at June 30, 2017 and December 31, 2016, respectively)	259	259
Additional paid-in capital	252,504	249,317
Unearned compensation-ESOP	(20,117)	(20,496)
Retained earnings	166,033	161,896
Accumulated other comprehensive loss	(1,361)	(4,069)
Total stockholders' equity	397,318	386,907
	$2,513,909	$2,469,692
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$18,715	$14,138	$36,097	$27,741
Interest on securities	1,572	2,037	3,782	4,332
Dividends	193	155	350	294
Other	94	26	126	52
Total interest and dividend income	20,574	16,356	40,355	32,419
Interest expense:
Interest on deposits	3,523	2,484	6,777	4,776
Interest on borrowings	643	556	1,289	1,126
Total interest expense	4,166	3,040	8,066	5,902
Net interest and dividend income	16,408	13,316	32,289	26,517
Provision for loan losses	1,118	1,113	1,175	1,086
Net interest and dividend income, after provision for loan losses	15,290	12,203	31,114	25,431
Non-interest income:
Deposit account fees	341	307	661	624
Interchange and ATM fees	388	393	736	740
Mortgage banking	1,219	531	1,959	775
Loan level derivative income	1,367	322	1,531	961
Gain (loss) on sales and calls of available-for-sale securities, net	928	664	(94)	420
Gain on exchange of investment in Northeast Retirement Services	—	—	5,947	—
Bank-owned life insurance income	261	257	518	514
Bank-owned life insurance death benefit gains	—	209	—	209
Miscellaneous	6	128	68	(55)
Total non-interest income	4,510	2,811	11,326	4,188
Non-interest expense:
Salaries and employee benefits	7,664	7,138	15,227	14,023
Occupancy and equipment	2,030	1,653	4,145	3,272
Data processing	1,022	803	2,066	1,564
Professional fees	526	678	1,395	1,159
Advertising	489	719	856	1,251
FDIC deposit insurance	223	352	435	698
Directors’ fees	428	399	802	737
Amortization of core deposit intangible	222	318	469	660
Other general and administrative	762	875	1,371	1,639
Total non-interest expense	13,366	12,935	26,766	25,003
Income before income taxes	6,434	2,079	15,674	4,616
Provision for income taxes	2,566	721	4,319	1,591
Net income	$3,868	$1,358	$11,355	$3,025

Earnings per common share:
Basic	$0.16	$0.06	$0.47	$0.12
Diluted	$0.16	$0.05	$0.47	$0.12
Weighted average shares outstanding:
Basic	23,952,443	24,575,211	23,932,044	24,817,260
Diluted	24,346,553	24,699,794	24,311,222	24,912,729
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$3,868	$1,358	$11,355	$3,025
Other comprehensive income:
Securities available-for-sale:
Change in unrealized holding gains	2,190	3,512	3,993	6,927
Reclassification adjustment for net (gains) losses realized in net income (1)	(928)	(664)	94	(375)
Net change in unrealized gains	1,262	2,848	4,087	6,552
Tax effect	(523)	(994)	(1,427)	(2,288)
Net-of-tax amount	739	1,854	2,660	4,264
Securities held-to-maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available-for-sale (2)	(22)	(79)	(45)	(149)
Tax effect	9	28	5	53
Net-of-tax amount	(13)	(51)	(40)	(96)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	89	68	178	136
Tax effect	(31)	(24)	(90)	(48)
Net-of-tax amount	58	44	88	88
Other comprehensive income	784	1,847	2,708	4,256
Comprehensive income	$4,652	$3,205	$14,063	$7,281
______________________

(1)
Amounts are included in gain (loss) on sales and calls of available-for-sale securities, net, in the consolidated statements of net income. Income tax expense associated with the reclassification adjustments for the three months ended June 30, 2017 and 2016 was $324,000 and $231,000, respectively. Income tax (benefit) expense associated with the reclassification adjustments for the six months ended June 30, 2017 and 2016 was $(32,000) and $131,000, respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2017 and 2016 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive loss	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	3,025	4,256	7,281
ESOP shares committed to be released	—	—	162	379	—	—	541
Common stock dividends paid ($0.05 per common share)	—	—	—	—	(1,229)	—	(1,229)
Repurchase of common stock	(1,116,940)	(11)	(15,840)	—	—	—	(15,851)
Restricted stock awards granted	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(9,400)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,381	—	—	—	2,381
Balance at June 30, 2016	27,397,842	$265	$255,781	$(20,876)	$157,714	$(932)	$391,952

Balance at December 31, 2016	26,759,953	$259	$249,317	$(20,496)	$161,896	$(4,069)	$386,907
Cumulative effect of change in accounting principle (Note 1)	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	11,355	2,708	14,063
ESOP shares committed to be released	—	—	305	379	—	—	684
Common stock dividends paid ($0.30 per common share)	—	—	—	—	(7,191)	—	(7,191)
Restricted stock awards granted	175,695	—	—	—	—	—	—
Restricted stock awards forfeited	(84,417)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,745	—	—	—	2,745
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from exercise of options	15,660	—	217	—	—	—	217
Balance at June 30, 2017	26,860,988	$259	$252,504	$(20,117)	$166,033	$(1,361)	$397,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$11,355	$3,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,175	1,086
Net amortization of securities	1,007	1,836
Loss (gain) on sales and calls of available-for-sale securities, net	94	(420)
Net change in loans held for sale	(4,028)	(4,468)
Losses (gains) on sales of portfolio loans, net	74	(169)
Net amortization of net deferred loan origination costs and discounts	31	257
Depreciation and amortization of premises and equipment	1,062	951
Amortization of core deposit intangible	469	660
Bank-owned life insurance income, including death benefit gains	(518)	(723)
ESOP expense	684	541
Deferred income tax provision (benefit)	450	(576)
Share-based compensation expense	2,745	2,381
Gain on exchange of investment in Northeast Retirement Services	(5,947)	—
Net change in:
Accrued interest receivable	695	(296)
Other assets	(3,284)	(12,673)
Accrued expenses and other liabilities	(2,245)	11,374
Net cash provided by operating activities	3,819	2,786
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(13,951)	(30,305)
Sales	213,084	60,194
Maturities/calls	—	1,450
Principal paydowns	5,049	1,233
Activity in securities held to maturity:
Purchases	(97,591)	(23,366)
Maturities/calls	—	11,085
Principal paydowns	14,324	15,100
Loan originations and purchases, net of paydowns	(166,992)	(144,316)
Proceeds from residential portfolio loan sales	32,406	10,606
Net purchases of premises and equipment	(1,032)	(1,072)
Purchase of FHLBB stock	(4,309)	(2,855)
Redemption of FHLBB stock	5,718	3,589
Proceeds from exchange of investment in Northeast Retirement Services	1,595	—
Proceeds from bank-owned life insurance death benefit	—	791
Net cash used in investing activities	(11,699)	(97,866)
(continued)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Six Months Ended
	June 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	135,405	163,195
Net change in brokered deposits	21,171	3,862
Net change in short-term borrowings	(146,000)	(75,000)
Proceeds from long-term debt	25,000	30,000
Repurchase of common stock	—	(15,851)
Share redemption for tax withholdings for restricted stock vesting	(107)	—
Proceeds from exercise of stock options	217	—
Common stock dividends paid	(7,191)	(1,229)
Net cash provided by financing activities	28,495	104,977
Net change in cash and cash equivalents	20,615	9,897
Cash and cash equivalents at beginning of period	30,496	33,298
Cash and cash equivalents at end of period	$51,111	$43,195
Supplementary information:
Interest paid	$7,978	$5,822
Income taxes paid, net of refunds	4,240	2,517
Other real estate owned acquired in settlement of loans	202	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. ("the Company"), its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank (the "Bank"), the principal operating entity, and the Bank's wholly-owned subsidiaries, B.H. Security Corporation, HP Security Corporation and 1196 Corporation, which are Massachusetts security corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

It is the policy of the Company to discontinue the accrual of interest on loans past due in excess of 90 days. Unless the loan is well-secured and in the process of collection, or when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful, all interest previously accrued against interest income is reversed. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient loss experience, losses from a national peer group of depository institutions with assets between one and five billion dollars for relevant portfolios dating back to 2009 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for our residential real estate, home equity, commercial real estate, commercial business and consumer loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Change in accounting principle - Share-based compensation

In March 2016, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update ("ASU") 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This Update amends its guidance on certain aspects of accounting for share-based payments to employees. The provisions of this Update became effective on January 1, 2017. The various changes applicable to adopting this Update include the following:

Accounting for income taxes

The Update states that entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies will be recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits will be presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid in capital. The total income tax benefit recorded in the provision for income taxes relating to excess tax benefits on share-based compensation for the three and six months ended June 30, 2017 was $2,000 and $41,000, respectively.

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

Accounting for forfeitures

Under this Update, the Company has elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures). The transition to this methodology is applied on a modified retrospective basis, whereby the compensation cost will be calculated as if the entity did not historically record a forfeiture estimate for outstanding awards and instead accounted for forfeitures of outstanding awards as the forfeitures occurred, with a cumulative-effect adjustment to retained earnings. The cumulative effect of changing to this methodology resulted in a $27,000 adjustment to beginning retained earnings in the consolidated statement of changes in stockholders' equity for the six months ended June 30, 2017.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Recently Issued

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The Update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Update is effective for public business entities for annual periods being after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted including adopting in any interim period. The Update should be applied prospectively to awards modified on or after the effective date. The impact to the consolidated financial statements upon adopting this Update is not expected to be material.

Future Application of Accounting Pronouncements Previously Issued

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. This Update requires that premiums on certain callable debt securities be amortized to the shortest call date. Securities within the scope of this paragraph are those that have explicit, noncontingent call features that are callable at fixed prices and on preset dates. This Update is effective for public business entities for annual periods being after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments from this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The premium on all investments within the scope of this Update will need to be recalculated from date of purchase as if the premium was being amortized to the call date. The difference between this recalculated amount and the current remaining premium as of the beginning of the period of adoption is recorded as the cumulative effect decrease to retained earnings. The impact of adopting this update is not anticipated to be material to the financial statements, as of June 30, 2017 there were no premiums on callable debt securities that fall into this guidance.

In January 2016, the FASB issued ASU" 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While the Company has performed a preliminary evaluation of the provisions of the Update, the effect of the adoption will depend on the Company’s portfolio at the time of transition. The Company does not anticipate that adoption of the Update will materially impact the Company's financial position. The Update also requires Companies to utilize an "exit price" fair value methodology when measuring the fair value of financial instruments. The impact of the change if applied to the equity investments for the six months ended June 30, 2017 would have resulted in a gain of $2,390,000 (pre tax) being recognized in net income, after reclassification for the realized loss on mutual funds, versus other comprehensive income. See the Consolidated Statement of Comprehensive Income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. This Update is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of the Update to determine the potential impact the new standard will have on the Company's consolidated financial statements. The Company's assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Future lease commitments as of June 30, 2017 were $23.5 million.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove previously established recognition thresholds based on probability, and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the net amount that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and will require that credit losses be recorded through an allowance for credit losses. Additionally, this Update may reduce the carrying value of the Company's held-to-maturity investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption. The ASU is effective for public business entities fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is evaluating the provisions of the Update, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. Management has established a steering committee which is in the process of identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third party software service provider to assist in the Company's implementation.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. This Update is effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period with early adoption permitted. The timing of the Company’s revenue recognition is not expected to materially change. The Company's revenue relates principally to financial instruments, which are explicitly excluded from the scope of the new guidance. The Company will continue to evaluate any impact as additional guidance is issued and as our internal assessment progresses.

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale:
Marketable equity securities	$9,437	$1,247	$(247)	$10,437

Securities Held-to-Maturity:
Debt securities:
U.S. Treasury	$24,990	$1	$—	$24,991
Government-sponsored enterprises	32,672	6	(678)	32,000
Government-sponsored mortgage-backed and collateralized mortgage obligations	202,877	65	(1,737)	201,205
SBA asset-backed securities	23,133	—	(200)	22,933
Total securities held to maturity	$283,672	$72	$(2,615)	$281,129

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale:
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

Securities Held-to-Maturity:
Debt securities:
Government-sponsored enterprises	$32,667	$4	$(934)	$31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	153,938	14	(1,806)	152,146
SBA asset-backed securities	14,422	—	(212)	14,210
Total securities held to maturity	$201,027	$18	$(2,952)	$198,093

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2017 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Held to Maturity
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$29,993	$29,990
After 1 year through 5 years	9,689	9,534
After 5 years through 10 years	17,980	17,467
	57,662	56,991
Mortgage- and asset-backed securities and collateralized mortgage obligations	226,010	224,138
	$283,672	$281,129

For the three months ended June 30, 2017 and 2016, proceeds from sales of securities available-for-sale amounted to $168.2 million and $44.7 million, respectively. Gross realized gains, for the same periods, amounted to $2.0 million and $1.2 million, respectively, and gross realized losses amounted to $1.0 million and $552,000, respectively. For the six months ended June 30, 2017 and 2016, proceeds from sales of securities available-for-sale amounted to $213.1 million and $60.2 million, respectively. Gross realized gains, for the same periods, amounted to $2.2 million and $1.4 million, respectively, and gross realized losses amounted to $2.3 million and $1.0 million, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale:
Temporarily impaired marketable equity securities	$(226)	$4,533	$(21)	$446

Securities Held-to-Maturity:
Debt securities:
Government-sponsored enterprises	$(678)	$27,867	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,701)	189,308	(36)	3,448
SBA asset-backed securities	(89)	14,648	(111)	8,285
Total temporarily impaired held-to-maturity securities	$(2,468)	$231,823	$(147)	$11,733

The Company continually reviews securities for the existence of other-than-temporary impairment ("OTTI"), taking into consideration current market conditions, the extent and nature of changes in fair value, issuer rating changes and trends, the credit worthiness of the obligor of the security, volatility of earnings, current analysts’ evaluations, the Company’s intent to sell the security, or whether it is more likely than not that the Company will be required to sell the security before its anticipated recovery, as well as other qualitative factors. The term “other-than-temporary” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment.

At June 30, 2017, multiple debt securities have unrealized losses with aggregate depreciation of approximately 1.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality and it is more likely than not that the Company will recover their amortized cost bases by maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2017. Management has the ability and intent to hold the securities until maturity.

At June 30, 2017, the Company had two marketable equity securities with unrealized losses of $247,000, or 4.7% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available-for-Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$(11)	$3,163	$(30)	$7,326
Other asset-backed securities	(43)	3,924	(152)	3,732
Total mortgage- and other asset-backed securities	(54)	7,087	(182)	11,058
Municipal bonds	(157)	5,301	—	—
Financial services:
Banks	(298)	14,553	—	—
Diversified financials	(198)	9,369	—	—
Insurance and REITs	(216)	6,900	—	—
Total financial services	(712)	30,822	—	—
Other corporate:
Industrials	(655)	24,630	(106)	2,284
Utilities	(99)	11,200	(1)	794
Total other corporate	(754)	35,830	(107)	3,078
Total debt securities	(1,677)	79,040	(289)	14,136
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(19)	448
Global asset allocation	(424)	15,153	(2,074)	22,442
Total marketable equity securities	(424)	15,153	(2,093)	22,890
Total temporarily impaired available-for-sale securities	$(2,101)	$94,193	$(2,382)	$37,026

Securities Held-to-Maturity:
Debt securities:
Government-sponsored enterprises	$(934)	$28,533	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,763)	146,098	(43)	3,827
SBA asset-backed securities	(104)	9,157	(108)	5,053
Total temporarily impaired held-to-maturity securities	$(2,801)	$183,788	$(151)	$8,880

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Real estate:
1-4 family residential	$891,608	$851,154
Home equity	84,104	78,719
Commercial real estate	756,474	687,289
Construction	78,320	76,351
	1,810,506	1,693,513
Commercial business	227,812	206,234
Consumer	24,786	29,281
Total loans	2,063,104	1,929,028
Allowance for loan losses	(19,917)	(18,750)
Discount and fair value adjustments on purchased loans	(1,694)	(1,846)
Deferred loan costs and fees, net	4,684	4,439
Loans, net	$2,046,177	$1,912,871

Activity in the allowance for loan losses for the three and six months ended June 30, 2017 and 2016, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended June 30, 2017
Allowance at March 31, 2017	$5,000	$558	$8,333	$1,457	$3,126	$401	$—	$18,875
Provision (credit) for loan losses	25	51	654	153	226	9	—	1,118
Loans charged-off	(52)	—	—	—	—	(24)	—	(76)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$—	$19,917

Three Months Ended June 30, 2016
Allowance at March 31, 2016	$3,665	$617	$7,338	$1,622	$2,619	$699	$425	$16,985
Provision (credit) for loan losses	275	(78)	284	125	671	(192)	28	1,113
Loans charged-off	—	—	—	—	(8)	(11)	—	(19)
Recoveries	—	—	—	—	—	—	—	—
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Six Months Ended June 30, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Provision (credit) for loan losses	105	72	613	257	137	(9)	—	1,175
Loans charged-off	(52)	—	—	—	—	(39)	—	(91)
Recoveries	74	—	—	—	9	—	—	83
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$—	$19,917

Six Months Ended June 30, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	24	(97)	475	383	523	(247)	25	1,086
Loans charged-off	—	—	—	—	(113)	(29)	—	(142)
Recoveries	—	—	—	—	33	—	—	33
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079

Additional information pertaining to the allowance for loan losses at June 30, 2017 and December 31, 2016 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
June 30, 2017
Allowance related to impaired loans	$32	$—	$—	$—	$—	$—	$—	$32
Allowance related to non-impaired loans	4,941	609	8,987	1,610	3,352	386	—	19,885
Total allowance for loan losses	$4,973	$609	$8,987	$1,610	$3,352	$386	$—	$19,917
Impaired loans	$6,277	$1,201	$5,024	$—	$177	$418	$—	$13,097
Non-impaired loans	885,331	82,903	751,450	78,320	227,635	24,368	—	2,050,007
Total loans	$891,608	$84,104	$756,474	$78,320	$227,812	$24,786	$—	$2,063,104
December 31, 2016
Allowance related to impaired loans	$17	$—	$—	$—	$—	$—	$—	$17
Allowance related to non-impaired loans	4,829	537	8,374	1,353	3,206	434	—	18,733
Total allowance for loan losses	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Impaired loans	$6,726	$1,153	$941	$—	$241	$170	$—	$9,231
Non-impaired loans	844,428	77,566	686,348	76,351	205,993	29,111	—	1,919,797
Total loans	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$—	$1,929,028

The following is a summary of past due and non-accrual loans, by loan class, at June 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2017
Real estate:
1-4 family residential	$598	$653	$2,114	$3,365	$5,757
Home equity	674	14	572	1,260	1,201
Commercial real estate	—	—	4,126	4,126	5,024
Commercial business	—	—	—	—	177
Consumer	149	10	309	468	418
Total	$1,421	$677	$7,121	$9,219	$12,577

December 31, 2016
Real estate:
1-4 family residential	$584	$373	$2,322	$3,279	$6,478
Home equity	452	496	775	1,723	1,153
Commercial real estate	1,393	—	—	1,393	941
Commercial business	4,996	13	—	5,009	241
Consumer	175	5	7	187	170
Total	$7,600	$887	$3,104	$11,591	$8,983

There were no loans past due 90 days or more and still accruing interest at June 30, 2017 and December 31, 2016.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2017	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$5,881	$6,085	$—
Home equity	1,201	1,305	—
Commercial real estate	5,024	5,447	—
Commercial business	177	287	—
Consumer	418	425	—
Total	12,701	13,549	—

Impaired loans with a valuation allowance:
1-4 family residential	396	588	32

Total impaired loans	$13,097	$14,137	$32

December 31, 2016
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,605	$7,023	$—
Home equity	1,153	1,225	—
Commercial real estate	941	1,207	—
Commercial business	241	3,279	—
Consumer	170	183	—
Total	9,110	12,917	—

Impaired loans with a valuation allowance:
1-4 family residential	121	313	17

Total impaired loans	$9,231	$13,230	$17

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30, 2017	(In thousands)
Real estate:
1-4 family residential	$6,395	$82
Home equity	1,294	15
Commercial real estate	5,048	27
Commercial	200	2
Consumer	287	4
Total	$13,224	$130

Three Months Ended June 30, 2016
Real estate:
1-4 family residential	$6,508	$72
Home equity	381	4
Commercial real estate	4,819	38
Commercial	155	3
Consumer	1,519	—
Total	$13,382	$117

Six Months Ended June 30, 2017
Real estate:
1-4 family residential	$6,505	$160
Home equity	1,247	29
Commercial real estate	3,679	35
Consumer	214	5
Commercial	249	5
Total	$11,894	$234

Six Months Ended June 30, 2016
Real estate:
1-4 family residential	$6,377	$145
Home equity	344	8
Commercial real estate	4,756	94
Consumer	151	5
Commercial	2,248	31
Total	$13,876	$283

No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructurings recorded during the three and six months ended June 30, 2017 or 2016.

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

The following tables present the Company’s loans by risk rating at June 30, 2017 and December 31, 2016:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
June 30, 2017
Loans rated 1 - 6	$1,036	$283	$750,494	$78,320	$213,485	$4	$1,043,622
Loans rated 7	3,498	1,305	753	—	14,138	253	19,947
Loans rated 8	2,399	—	5,227	—	189	—	7,815
Loans rated 9	255	—	—	—	—	—	255
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	884,420	82,516	—	—	—	24,529	991,465
	$891,608	$84,104	$756,474	$78,320	$227,812	$24,786	$2,063,104
December 31, 2016
Loans rated 1 - 6	$1,054	$293	$671,872	$76,351	$188,706	$4	$938,280
Loans rated 7	3,514	967	9,720	—	17,510	146	31,857
Loans rated 8	2,442	258	5,697	—	18	37	8,452
Loans rated 9	645	—	—	—	—	—	645
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	843,499	77,201	—	—	—	29,094	949,794
	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$1,929,028

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

The table below presents information about derivative financial instruments not designated as hedging instruments at June 30, 2017 and December 31, 2016.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
June 30, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$495,404	$9,564	$495,404	$9,564
Other contracts	28,027	33	42,697	49
Total derivatives	$523,431	$9,597	$538,101	$9,613
December 31, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$419,488	$9,016	$419,488	$8,932
Other contracts	15,685	8	33,045	56
Total derivatives	$435,173	$9,024	$452,533	$8,988

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

Outstanding loan commitments expose the Company to the risk that the price of the loans arising from exercise of the loan commitment might change from inception of the rate lock to funding of the loan due to changes in mortgage interest rates. If interest rates increase, the value of these loan commitments decreases. Conversely, if interest rates decrease, the value of these loan commitments increases. The notional amounts of mortgage loan commitments as of June 30, 2017 and December 31, 2016 were $48.6 million and $6.8 million, respectively. The fair values of such commitments as of June 30, 2017 and December 31, 2016 included gains of $707,000 and $111,000, respectively, recorded in other assets and losses of $24,000 and $3,000, respectively, recorded in other liabilities on the consolidated balance sheets.

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

The Company expects that these forward sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amounts of forward loan sale commitments at June 30, 2017 and December 31, 2016 were $55.3 million and $9.5 million, respectively. The fair values of such commitments as of June 30, 2017 and December 31, 2016 included gains of $27,000 and $15,000, respectively, recorded in other assets and losses of $173,000 and $74,000, respectively, recorded in other liabilities on the consolidated balance sheets.

NOTE 6 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
NOW and demand	$359,877	$331,508
Regular savings	246,484	262,984
Money market	674,593	573,204
Brokered money market	44,728	53,357
Total non-certificate accounts	1,325,682	1,221,053

Term certificates of $250,000 or more	90,988	77,550
Term certificates less than $250,000	271,273	262,564
Brokered term certificates	277,320	247,520
Total term certificate accounts	639,581	587,634
Total deposits	$1,965,263	$1,808,687

At June 30, 2017, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$408,915	0.91%
1-2 years	92,654	1.25
2-3 years	94,474	1.84
3-4 years	24,997	1.82
4 years and beyond	18,541	1.64
	$639,581	1.15%

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

Interest rate swap agreements: The fair values of interest rate swap agreements are based on a valuation model that uses primarily observable inputs, such as benchmark yield curves and interest rates and also include the value associated with counterparty credit risk.  Credit risk adjustments consider factors such as the likelihood of default by the Company and its counterparties, its net exposures and remaining contractual life. To date, the Company has not realized any losses due to a counterparty's inability to pay any net uncollateralized position.

Forward loan sale commitments and derivative loan commitments: Fair values of forward loan sale commitments and derivative loan commitments are based on changes in the fair values of the underlying mortgage loans from inception and, for derivative loan commitments, fair values also include the value of servicing, deferred origination fees/costs and the probability of such commitments being exercised. Significant management judgment and estimation is required in determining these fair value measurements.

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at June 30, 2017 and December 31, 2016, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2017
Assets
Securities available for sale:
Marketable equity securities	$10,437	$—	$—	$10,437
Derivative assets:
Interest rate swap agreements	—	9,597	—	9,597
Forward loan sale commitments	—	—	27	27
Mortgage loan commitments	—	—	707	707
Total assets	$10,437	$9,597	$734	$20,768
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$9,604	$—	$9,604
Forward loan sale commitments	—	—	173	173
Mortgage loan commitments	—	—	24	24
Total liabilities	$—	$9,604	$197	$9,801

December 31, 2016
Assets
Securities available for sale:
Debt securities	$—	$161,668	$—	$161,668
Marketable equity securities	43,168	—	—	43,168
Derivative assets:
Interest rate swap agreements	—	9,024	—	9,024
Forward loan sale commitments	—	—	15	15
Mortgage loan commitments	—	—	111	111
Total assets	$43,168	$170,692	$126	$213,986
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,988	$—	$8,988
Forward loan sale commitments	—	—	74	74
Mortgage loan commitments	—	—	3	3
Total liabilities	$—	$8,988	$77	$9,065

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

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$573	$—	$—	$136
The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans	$(86)	$(528)	$(9)	$(307)
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2017
Financial assets:
Cash and cash equivalents	$51,111	$51,111	$—	$—	$51,111
Securities available for sale	10,437	10,437	—	—	10,437
Securities held to maturity	283,672	24,991	256,138	—	281,129
Federal Home Loan Bank stock	11,943	—	—	11,943	11,943
Loans and loans held for sale	2,052,966	—	—	2,044,096	2,044,096
Accrued interest receivable	5,362	—	—	5,362	5,362
Financial liabilities:
Deposits	1,965,263	—	—	1,964,672	1,964,672
Borrowings	130,000	—	129,525	—	129,525
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,597	—	9,597	—	9,597
Forward loan sale commitments	27	—	—	27	27
Mortgage loan commitments	707	—	—	707	707
Derivative liabilities:
Interest rate swap agreements	9,604	—	9,604	—	9,604
Forward loan sale commitments	173	—	—	173	173
Mortgage loan commitments	24	—	—	24	24

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$30,496	$30,496	$—	$—	$30,496
Securities available for sale	204,836	43,168	161,668	—	204,836
Securities held to maturity	201,027	—	198,093	—	198,093
Federal Home Loan Bank stock	13,352	—	—	13,352	13,352
Loans and loans held for sale	1,915,632	—	—	1,903,978	1,903,978
Accrued interest receivable	6,057	—	—	6,057	6,057
Financial liabilities:
Deposits	1,808,687	—	—	1,808,629	1,808,629
Borrowings	251,000	—	250,648	—	250,648
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,024	—	9,024	—	9,024
Forward loan sale commitments	15	—	—	15	15
Mortgage loan commitments	111	—	—	111	111
Derivative liabilities:
Interest rate swap agreements	8,988	—	8,988	—	8,988
Forward loan sale commitments	74	—	—	74	74
Mortgage loan commitments	3	—	—	3	3

NOTE 8 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$1,000	$(3,087)
Tax effect	(420)	1,007
Net-of-tax amount	580	(2,080)
Securities held to maturity:
Net unrealized gain on transferred securities	292	337
Tax effect	(109)	(114)
Net-of-tax amount	183	223
Defined benefit pension plan:
Unrecognized net actuarial loss	(3,304)	(3,482)
Tax effect	1,180	1,270
Net-of-tax amount	(2,124)	(2,212)
	$(1,361)	$(4,069)

Changes in accumulated other comprehensive income (loss), by component, follow:

	Three Months Ended June 30, 2017
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at March 31, 2017	$(159)	$196	$(2,182)	$(2,145)
Other comprehensive income before reclassification adjustments	2,190	—	—	2,190
Reclassification adjustments:
Net realized gains	(928)	—	—	(928)
Amortization of actuarial losses	—	—	89	89
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(22)	—	(22)
Tax effects	(523)	9	(31)	(545)
Net current-period other comprehensive income (loss)	739	(13)	58	784
Balance at June 30, 2017	$580	$183	$(2,124)	$(1,361)

	Three Months Ended June 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at March 31, 2016	$(1,346)	$329	$(1,762)	$(2,779)
Other comprehensive income before reclassification adjustments	3,512	—	—	3,512
Reclassification adjustments:
Net realized gains	(664)	—	—	(664)
Amortization of actuarial losses	—	—	68	68
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(79)	—	(79)
Tax effects	(994)	28	(24)	(990)
Net current-period other comprehensive income (loss)	1,854	(51)	44	1,847
Balance at June 30, 2016	$508	$278	$(1,718)	$(932)

	Six Months Ended June 30, 2017
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2016	$(2,080)	$223	$(2,212)	$(4,069)
Other comprehensive income before reclassification adjustments	3,993	—	—	3,993
Reclassification adjustments:
Net realized losses	94	—	—	94
Amortization of actuarial losses	—	—	178	178
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(45)	—	(45)
Tax effects	(1,427)	5	(90)	(1,512)
Net current-period other comprehensive income (loss)	2,660	(40)	88	2,708
Balance at June 30, 2017	$580	$183	$(2,124)	$(1,361)

	Six Months Ended June 30, 2016
	Securities Available for Sale	Securities Held to Maturity	Defined Benefit Pension Plan	Total
	(In thousands)
Balance at December 31, 2015	$(3,756)	$374	$(1,806)	$(5,188)
Other comprehensive income before reclassification adjustments	6,927	—	—	6,927
Reclassification adjustments:
Net realized gains	(375)	—	—	(375)
Amortization of actuarial losses	—	—	136	136
Amortization of amounts previously recorded upon transfer from available-for-sale	—	(149)	—	(149)
Tax effects	(2,288)	53	(48)	(2,283)
Net current-period other comprehensive income (loss)	4,264	(96)	88	4,256
Balance at June 30, 2016	$508	$278	$(1,718)	$(932)

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2017, the capital conservation buffer is 1.250%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of June 30, 2017.

As of June 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of June 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
June 30, 2017
Total capital (to risk weighted assets)	$408,048	21.2%	$154,065	8.0%	192,581	10.0%
Tier 1 capital (to risk weighted assets)	388,131	20.2	115,548	6.0	154,065	8.0
Common equity Tier 1 (to risk weighted assets)	388,131	20.2	86,661	4.5	125,177	6.5
Tier 1 capital (to average assets)	388,131	15.6	99,437	4.0	124,297	5.0
December 31, 2016
Total capital (to risk weighted assets)	$395,325	20.5%	$154,471	8.0%	193,089	10.0%
Tier 1 capital (to risk weighted assets)	376,575	19.5	115,854	6.0	154,471	8.0
Common equity Tier 1 (to risk weighted assets)	376,575	19.5	86,890	4.5	125,508	6.5
Tier 1 capital (to average assets)	376,575	16.0	94,166	4.0	117,708	5.0
Blue Hills Bank:
June 30, 2017
Total capital (to risk weighted assets)	$332,170	17.3%	$153,789	8.0%	$192,237	10.0%
Tier 1 capital (to risk weighted assets)	312,253	16.2	115,342	6.0	153,789	8.0
Common equity Tier 1 (to risk weighted assets)	312,253	16.2	86,507	4.5	124,954	6.5
Tier 1 capital (to average assets)	312,253	12.4	100,714	4.0	125,893	5.0
December 31, 2016
Total capital (to risk weighted assets)	$313,457	16.3%	$154,196	8.0%	$192,745	10.0%
Tier 1 capital (to risk weighted assets)	294,707	15.3	115,647	6.0	154,196	8.0
Common equity Tier 1 (to risk weighted assets)	294,707	15.3	86,735	4.5	125,284	6.5
Tier 1 capital (to average assets)	294,707	12.5	94,099	4.0	117,623	5.0

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

	June 30, 2017	December 31, 2016

Allocated	223,469	149,613
Committed to be allocated	37,644	75,912
Unallocated	2,011,964	2,049,608
	2,273,077	2,275,133

The fair value of unallocated shares was $36.0 million and $38.4 million at June 30, 2017 and December 31, 2016, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2017 and 2016 was $343,000 and $276,000, respectively. Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2017 and 2016 was $684,000 and 541,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended June 30,
	2017	2016
	(In thousands, except share amounts)
Net income applicable to common stock	$3,868	$1,358

Average number of common shares outstanding	26,859,345	27,678,337
Less: Average unallocated ESOP shares	(2,021,427)	(2,096,794)
Less: Average unvested restricted stock awards	(885,475)	(1,006,332)
Average number of common shares outstanding used to calculate basic earnings per common share	23,952,443	24,575,211

Effect of dilutive stock options	155,938	—
Effect of dilutive unvested restricted stock awards	238,172	124,583
Average number of common shares outstanding used to calculate diluted earnings per common share	24,346,553	24,699,794

Earnings per common share:
Basic	$0.16	$0.06
Diluted	$0.16	$0.05

	Six Months Ended June 30,
	2017	2016
	(In thousands, except share amounts)
Net income applicable to common stock	$11,355	$3,025

Average number of common shares outstanding	26,851,143	27,914,044
Less: Average unallocated ESOP shares	(2,030,786)	(2,106,257)
Less: Average unvested restricted stock awards	(888,313)	(990,527)
Average number of common shares outstanding used to calculate basic earnings per common share	23,932,044	24,817,260

Effect of dilutive stock options	147,665	—
Effect of dilutive unvested restricted stock awards	231,513	95,469
Average number of common shares outstanding used to calculate diluted earnings per common share	24,311,222	24,912,729

Earnings per common share:
Basic	$0.47	$0.12
Diluted	$0.47	$0.12

Options for 372,100 and 2,462,350 shares were not included in the computation of diluted earnings per common share for the three months ended June 30, 2017 and 2016, respectively, because to do so would have been anti-dilutive.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the six months ended June 30, 2017.

Options granted	372,100
Vesting period (years)	5
Term (years)	10
Expected volatility	27.20%-27.43%
Expected life (years)	6.5
Expected dividend yield	0.71%-1.11%
Risk free interest rate	2.02%-2.16%
Fair value per option	$4.88-$5.31

A summary of the status of the Company's stock option grants for the six months ended June 30, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,449,670	$14.06	—	$—
Granted	372,100	18.23	—	—
Forfeited	(150,500)	14.07	—	—
Exercised	(15,660)	13.88	—	65,000
Outstanding at June 30, 2017	2,655,610	$14.65	8.47	$8,758,000
Exercisable at June 30, 2017	491,230	$14.07	8.28	$1,881,000
Unrecognized compensation cost inclusive of directors' options at June 30, 2017	$7,983,000
Weighted average remaining recognition period (years)	3.58

For the three months ended June 30, 2017 and 2016, share-based compensation expense applicable to the stock options was $568,000 and $485,000, respectively, and the recognized tax benefit related to this expense was $135,000 and $125,000. For the six months ended June 30, 2017 and 2016, share-based compensation expense applicable to the stock options was $1,178,000 and $996,000, respectively, and the recognized tax benefit related to this expense was $290,000 and $250,000.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted, 40,000 are performance based, of which 6,000 have vested, and 32,000 remain unvested. There were 2,000 performance shares forfeited during the six months ended June 30, 2017.

The following table presents the activity in non-vested stock awards under the Equity Plan for the six months ended June 30, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2016	816,070	$14.06
Granted	175,695	18.25
Vested	(21,873)	14.01
Forfeited	(84,417)	14.07
Nonvested stock awards at June 30, 2017	885,475	$14.89
Unrecognized compensation cost inclusive of directors' awards at June 30, 2017	$11,137,000
Weighted average remaining recognition period (years)	3.65

For the three months ended June 30, 2017 and 2016, share-based compensation expense applicable to restricted stock awards was $770,000 and $701,000, respectively, and the recognized tax benefit related to this expense was $269,000 and $247,000 respectively. For the six months ended June 30, 2017 and 2016, share-based compensation expense applicable to restricted stock awards was $1,567,000 and $1,385,000, respectively, and the recognized tax benefit related to this expense was $574,000 and $489,000 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing on Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2017 and December 31, 2016

Total Assets. Total assets increased $44.2 million, or 1.8%, to $2.51 billion at June 30, 2017 from $2.47 billion at December 31, 2016, mainly driven by $133.3 million of net loan growth, partially offset by a net decline of $111.8 million in the combination of securities available-for-sale and held-to-maturity.

Loans. Net loans grew $133.3 million, or 7.0%, from the end of 2016 to $2.0 billion at June 30, 2017. By category, the increase was mainly driven by commercial real estate loans, which were up $69.2 million, or 10.1%, residential mortgage loans, which were up $40.5 million, or 4.8%, and commercial business loans, which were up $21.6 million, or 10.5%.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$891,608	43.22%	$851,154	44.12%
Home equity	84,104	4.08	78,719	4.08
Commercial	756,474	36.67	687,289	35.63
Construction	78,320	3.80	76,351	3.96
Total real estate	1,810,506	87.77	1,693,513	87.79
Commercial business	227,812	11.04	206,234	10.69
Consumer	24,786	1.19	29,281	1.52
Total loans	2,063,104	100.00%	1,929,028	100.00%
Allowance for loan losses	(19,917)		(18,750)
Discount and fair value adjustments on purchased loans	(1,694)		(1,846)
Deferred loan costs, net	4,684		4,439
Loans, net	$2,046,177		$1,912,871

Securities Available for Sale and Securities Held to Maturity. Total securities were $294.1 million at June 30, 2017 compared to $405.9 million at December 31, 2016. The $111.8 million, or 27.5%, decline in total securities was primarily due to the sale of the mutual fund portfolio during the first quarter, which generated a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) and the remaining available-for-sale debt securities portfolio (which largely consisted of corporate debt) during the second quarter which generated a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share). The Company intends to ultimately invest approximately $100.0 million of the proceeds from the sale of these bonds in its internally managed fixed income securities portfolio, which is accounted for as held-to-maturity, and most of this reinvestment had been accomplished by the end of the second quarter. The remaining proceeds were used to fund incremental loan growth.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At June 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$—	$—	$10,530	$10,489
Other asset-backed securities	—	—	9,174	8,985
Total mortgage- and other asset-backed securities	—	—	19,704	19,474
Municipal bonds	—	—	12,730	12,693
Financial services:
Banks	—	—	20,263	20,022
Diversified financials	—	—	17,198	17,190
Insurance and REITs	—	—	18,304	18,238
Total financial services	—	—	55,765	55,450
Other corporate:
Industrials	—	—	49,217	48,964
Utilities	—	—	24,895	25,087
Total other corporate	—	—	74,112	74,051
Total debt securities	—	—	162,311	161,668

Marketable equity securities	9,437	10,437	45,612	43,168
Total securities available for sale	$9,437	$10,437	$207,923	$204,836

Securities held to maturity:
Debt securities:
US Treasury	$24,990	$24,991	$—	$—
Government-sponsored enterprises	32,672	32,000	32,667	31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	202,877	201,205	153,938	152,146
SBA asset-backed securities	23,133	22,933	14,422	14,210
Total securities held to maturity	$283,672	$281,129	$201,027	$198,093

At June 30, 2017, we had no investments in a single company or entity, other than the U.S. Government-sponsored enterprises, that had an aggregate fair value in excess of 10% of our equity.

Cash and Cash Equivalents. Cash and cash equivalents increased by $20.6 million, or 67.6%, to $51.1 million at June 30, 2017 from $30.5 million at December 31, 2016. The increase mainly reflects a higher level of short-term investments.

Goodwill and Core Deposit Intangible. At June 30, 2017, goodwill and core deposit intangible assets totaled $10.1 million compared to $10.6 million at December 31, 2016. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2016 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first six months of 2017. The investment was $32.5 million at June 30, 2017 compared to $32.0 million at December 31, 2016.

Deposits. Total deposits increased by $156.6 million, or 8.7%, from the end of 2016 to $2.0 billion at June 30, 2017 and included growth in all customer segments (consumer, small business, commercial and municipal). By category, the increase from December 31, 2016 was primarily driven by growth in money market deposits of $101.4 million and smaller increases in NOW and demand, certificates of deposit, and brokered certificates of deposit. The new Seaport branch, which opened in the fourth quarter of 2016, contributed $33.3 million to the overall increase in deposits.

Borrowings. Total borrowings declined by $121.0 million, or 48.2%, from the end of 2016 to $130.0 million at June 30, 2017 as a $146.0 million decline in short-term borrowings was partially offset by a $25.0 million increase in long-term borrowings. The decline in borrowings mainly reflects the sales of the mutual funds and remaining available for sale debt securities portfolios during the first half of 2017. In addition, there was a change in the mix of wholesale funding from borrowings to a greater proportion of brokered certificates of deposit. All borrowings at June 30, 2017 are classified as long-term and consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturity dates ranging from 2017 through 2022.

Stockholders' Equity. Total stockholders' equity increased $10.4 million, or 2.7%, to $397.3 million at June 30, 2017 from $386.9 million at December 31, 2016. The increase in stockholders' equity from the end of 2016 was mainly due to net income for the first half of 2017 of $11.4 million, a $2.7 million decline in the accumulated other comprehensive loss, and a $2.7 million increase from share-based compensation. These factors were partially offset by a reduction of $7.2 million from from the payment of dividends on common stock, including a special dividend of $0.20 per share in the second quarter of 2017.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2017 and 2016

General. The Company reported net income of $3.9 million, or $0.16 per diluted share, for the three months ended June 30, 2017 compared to net income of $1.4 million, or $0.05 per diluted share, for the three months ended June 30, 2016.
The second quarter of 2017 included a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio. Excluding this item, net income was $3.3 million, or $0.14 per diluted share, for the second quarter of 2017.

The Company reported net income of $11.4 million, or $0.47 per diluted share for the six months ended
June 30, 2017 compared to net income of $3.0 million, or $0.12 per diluted share, for the six months ended June 30, 2016. The first half of 2017 included a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio, a pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc., a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds, and the reversal of a valuation allowance for state deferred income tax assets of $1.7 million, or $0.07 per diluted share. Excluding these four items, net income was $5.9 million, or $0.25, per diluted share, for first six months of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 35% for the three and six months ended June 30, 2017. A statutory rate of 34% was used for the three and six months ended June 30, 2016.

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,046,288	$18,770	3.68%	$1,635,256	$14,191	3.49%
Securities	309,909	1,621	2.10	419,685	2,080	1.99
Other interest earning assets (1)	36,768	243	2.65	36,584	162	1.78
Total interest-earning assets	2,392,965	20,634	3.46%	2,091,525	16,433	3.16%
Non-interest-earning assets	102,750			100,104
Total assets	$2,495,715			$2,191,629
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$150,711	17	0.05%	$139,100	16	0.05%
Regular savings accounts	255,255	208	0.33	276,451	233	0.34
Money market accounts	688,600	1,669	0.97	479,564	983	0.82
Certificates of deposit	573,997	1,629	1.14	458,328	1,252	1.10
Total interest-bearing deposits	1,668,563	3,523	0.85	1,353,443	2,484	0.74
Borrowings	204,786	643	1.26	271,242	556	0.82
Total interest-bearing liabilities	1,873,349	4,166	0.89%	1,624,685	3,040	0.75%
Non-interest-bearing deposits	189,180			145,171
Other non-interest-bearing liabilities	33,664			27,513
Total liabilities	2,096,193			1,797,369
Equity	399,522			394,260
Total liabilities and equity	$2,495,715			$2,191,629

Net interest-earning assets (2)	$519,616			$466,840

Net interest and dividend income (FTE)		16,468			13,393
Less: FTE adjustment		(60)			(77)
Net interest and dividend income (GAAP)		$16,408			$13,316

Net interest rate spread (FTE) (3)			2.57%			2.41%
Net interest margin (FTE) (4)			2.76%			2.58%
Average interest-earning assets to interest-bearing liabilities	127.74%			128.73%
Total deposits cost			0.76%			0.67%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,002,710	$36,206	3.65%	$1,602,248	$27,847	3.50%
Securities	352,212	3,861	2.21	424,850	4,448	2.11
Other interest earning assets (1)	34,318	414	2.43	36,654	288	1.58
Total interest-earning assets	2,389,240	40,481	3.42%	2,063,752	32,583	3.17%
Non-interest-earning assets	99,698			100,319
Total assets	$2,488,938			$2,164,071
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$148,068	33	0.04%	$137,234	32	0.05%
Regular savings accounts	258,896	426	0.33	281,492	484	0.35
Money market accounts	670,980	3,188	0.96	455,276	1,829	0.81
Certificates of deposit	570,837	3,130	1.11	446,951	2,431	1.09
Total interest-bearing deposits	1,648,781	6,777	0.83	1,320,953	4,776	0.73
Borrowings	230,500	1,289	1.13	274,549	1,126	0.82
Total interest-bearing liabilities	1,879,281	8,066	0.87%	1,595,502	5,902	0.74%
Non-interest-bearing deposits	186,366			146,566
Other non-interest-bearing liabilities	27,385			26,993
Total liabilities	2,093,032			1,769,061
Equity	395,906			395,010
Total liabilities and equity	$2,488,938			$2,164,071

Net interest-earning assets (2)	$509,959			$468,250

Net interest and dividend income (FTE)		32,415			26,681
Less: FTE adjustment		(126)			(164)
Net interest and dividend income (GAAP)		$32,289			$26,517

Net interest rate spread (FTE) (3)			2.55%			2.43%
Net interest margin (FTE) (4)			2.74%			2.60%
Average interest-earning assets to interest-bearing liabilities	127.14%			129.35%
Total deposits cost			0.74%			0.65%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,371	$1,208	$4,579
Securities	(517)	58	(459)
Other	1	80	81
Total interest-earning assets	2,855	1,346	4,201
Interest-bearing liabilities:
NOW accounts	1	—	1
Savings accounts	(18)	(7)	(25)
Money market accounts	369	317	686
Certificates of deposit	303	74	377
Total interest-bearing deposits	655	384	1,039
Borrowings	(112)	199	87
Total interest-bearing liabilities	543	583	1,126
Change in net interest and dividend income (FTE)	$2,312	$763	$3,075

	Six Months Ended June 30,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$6,804	$1,555	$8,359
Securities	(734)	147	(587)
Other	(17)	143	126
Total interest-earning assets	6,053	1,845	7,898
Interest-bearing liabilities:
NOW accounts	1	—	1
Savings accounts	(34)	(24)	(58)
Money market accounts	761	598	1,359
Certificates of deposit	656	43	699
Total interest-bearing deposits	1,384	617	2,001
Borrowings	(156)	319	163
Total interest-bearing liabilities	1,228	936	2,164
Change in net interest and dividend income (FTE)	$4,825	$909	$5,734

Net Interest and Dividend Income. Net interest and dividend income was $16.4 million in the second quarter of 2017, up $3.1 million, or 23.2%, from $13.3 million in the second quarter of 2016. Net interest and dividend income on a fully tax equivalent basis was $16.5 million in the second quarter of 2017, up $3.1 million, or 23.0%, from $13.4 million in the second quarter of 2016. Net interest margin on a fully tax equivalent basis improved to 2.76% in the second quarter of 2017 from 2.58% in the second quarter of 2016. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both quarters (which results in what we refer to herein for the quarters ending June 30, 2017and 2016 as "adjusted net interest and dividend income (FTE) and "adjusted net interest margin (FTE)", adjusted net interest and dividend income on a FTE basis was $16.3 million in the second quarter of 2017, up $2.8 million, or 21.0%, from $13.5 million in the second quarter of 2016. Adjusted net interest margin improved to 2.73% in the second quarter of 2017 from 2.64% in the second quarter of 2016. Adjusted net interest and dividend income and adjusted net interest margin on a FTE basis benefited from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank in June 2017, March 2017, and December 2016. The Company maintains an asset sensitive interest rate risk position. In addition, adjusted net interest income was helped by a $411.0 million, or 25.1%, increase in average loans from the second quarter of last year. Average loan growth was driven by higher levels of commercial real estate loans, residential mortgages and commercial business loans. Partially offsetting the improvement from loan growth was a decline in average securities which were down $109.8 million, or 26.2%, from last year's second quarter. This decline reflected the sales of the mutual fund investment portfolio and the remaining portfolio of available-for-sale debt securities during the first half of 2017.

Compared to the first six months of 2016, net interest and dividend income increased $5.8 million, or 21.8%, to $32.3 million in the first half of 2017. On a fully taxable-equivalent basis, net interest and dividend income increased $5.7 million, or 21.5%, to $32.4 million, while net interest margin improved 14 basis points to 2.74%. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both periods and accelerated bond premium amortization from an Agribank note redemption from the first half of 2016 (which results in what we refer to herein for the six months ending June 30, 2017 and 2016 as "adjusted net interest and dividend income (FTE) and "adjusted net interest margin (FTE)), adjusted net interest income on a FTE basis increased $5.5 million, or 20.8%, to $32.1 million in the first half of 2017 while adjusted net interest margin improved 8 basis points to 2.72%. The factors mentioned above that drove the improvement in the quarterly comparison were also the main reasons for the increases in the six month comparison.

The table shown below provides a reconciliation of reported to adjusted net interest and dividend income and margin for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Unaudited, dollars in thousands)	2017	2016	2017	2016
Net Interest and Dividend Income
Reported net interest and dividend income	$16,408	$13,316	$32,289	$26,517
FTE adjustment	60	77	126	164
Reported net interest and dividend income (FTE)	16,468	13,393	32,415	26,681
Mutual fund dividends	—	—	—	(21)
Purchase accounting accretion	(181)	(133)	(288)	(260)
Accelerated bond amortization on note redemptions	—	203	—	203
Adjusted net interest and dividend income (FTE) (1)	$16,287	$13,463	$32,127	$26,603

Net Interest Margin
Reported net interest margin	2.75%	2.56%	2.73%	2.58%
FTE adjustment	0.01	0.02	0.01	0.02
Reported net interest margin (FTE)	2.76	2.58	2.74	2.60
Mutual fund dividends (2)	—	0.05	0.01	0.05
Purchase accounting accretion (2)	(0.03)	(0.03)	(0.03)	(0.03)
Accelerated bond amortization on note redemptions	—	0.04	—	0.02
Adjusted net interest margin (FTE) (1)	2.73%	2.64%	2.72%	2.64%
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

(2)
Note: In calculating the net interest margin impact of mutual fund dividends and purchase accounting accretion, average earning assets were adjusted to remove the average balances associated with each item. In periods where mutual fund dividend income is low, the removal of the dividend and its related average balance has a positive impact on the adjusted net interest margin. Management believes this adjusted net interest margin is useful because of the volatility or non-recurring nature of certain items from quarter to quarter.

Interest and Dividend Income. Interest and dividend income on a fully taxable-equivalent basis increased $4.2 million or 25.6% to $20.6 million for the three months ended June 30, 2017 from $16.4 million for the three months ended June 30, 2016. Interest and fees on loans on a fully tax-equivalent basis grew $4.6 million, or 32.3%, to $18.8 million in the three months ended June 30, 2017 from $14.2 million in the second quarter of 2016. The increase reflects a $411.0 million, or 25.1%, increase in average loans driven mainly by increases in commercial real estate loans, residential mortgages and commercial business loans. Loan yield improved nineteen basis points to 3.68% for the three months ended June 30, 2017 from 3.49% for the three months ended June 30, 2016 due mainly to a change in loan mix and a benefit from repricing floating rate loans due, in part, to Federal Reserve interest rate increases. Interest on securities on a fully taxable-equivalent basis declined $459,000, or 22.1%, to $1.6 million for the three months ended June 30, 2017 from $2.1 million for the three months ended June 30, 2016, primarily reflecting a lower level of securities due to the sales of the mutual fund investment portfolio and the remaining portfolio of available-for-sale debt securities in the first half of 2017.

Compared to the first six months of 2016, interest and dividend income on a fully tax equivalent basis increased $7.9 million, or 24.2%, to $40.5 million for the first half of 2017. Interest and fees on loans grew $8.4 million, or 30.0%, to $36.2 million, on a fully taxable equivalent basis, in the six months ended June 30, 2017 from $27.8 million in the first half of 2016 as average loans grew $400.5 million, or 25.0%, driven by increases in residential mortgages, commercial real estate loans, and commercial business loans and a 15 basis point increase in loan yield to 3.65% for the first six months of 2017 reflecting the impact of Federal Reserve interest rate increases. Interest on securities declined $587,000, or 13.2%, to $3.9 million for the six months ended June 30, 2017 from $4.4 million for the six months ended June 30, 2016. The decline was mainly caused by the sales of the mutual fund investment portfolio and the remaining portfolio of available-for-sale securities.

Interest Expense. Interest expense increased $1.1 million, or 37.0%, to $4.2 million for the three months ended June 30, 2017 from $3.0 million for the three months ended June 30, 2016. Interest expense on deposits increased $1.0 million, or 41.8%, to $3.5 million for the three months ended June 30, 2017, from $2.5 million for the three months ended June 30, 2016. The increase was mainly due to a $315.1 million, or 23.3%, increase in the average balance of interest bearing deposits to $1.7 billion in the second quarter of 2017 driven by higher levels of money market deposits and certificates of deposit. In addition, there was an 11 basis point increase in the cost of interest bearing deposits to 0.85% in the second quarter of 2017 from 0.74% in the second quarter of 2016 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $643,000 for the three months ended June 30, 2017, up $87,000, or 15.6%, from $556,000 for the three months ended June 30, 2016. The increase was due to a rise in the cost of borrowings to 1.26% in the second quarter of 2017 from 0.82% in the second quarter of 2016 reflecting the rising interest rate environment that resulted from Federal Reserve interest rate increases. This was partially offset by a $66.5 million, or 24.5%, decline in the average balances of borrowings to $204.8 million in the second quarter of 2017 from $271.2 million in the second quarter of 2016.

Compared to the first six months of 2016, interest expense increased $2.2 million, or 36.7%, to $8.1 million for the first six months of 2017 from $5.9 million in the first half of 2016. The comparison of interest expense in the six month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $2.0 million, or 41.9%, to $6.8 million for the six months ended June 30, 2017 from $4.8 million for the first six months of 2016. The increase was mainly due to a $327.8 million, or 24.8%, increase in average interest bearing deposits to $1.6 billion in the first half of 2017 mainly due to a higher level of money market deposits and certificates of deposit. In addition, there was a ten basis point increase in the cost of interest bearing deposits to 0.83% in the first half of 2017 driven mainly by promotional rate deposit pricing programs. Interest expense on borrowings was $1.3 million in the first half of 2017, up $163,000, or 14.5%, from $1.1 million in the first half of 2016. The increase was due to a rise in the cost of borrowings to 1.13% in the first half of 2017 from 0.82% in the first half of 2016, partially offset by a $44.0 million, or 16.0%, decline in average borrowings to $230.5 million in the first half of 2017 from $274.5 million in the first half of 2016.

Provision for Loan Losses. The provision for loan losses was $1.1 million in the second quarter of 2017, unchanged from the second quarter of 2016. For the first six months of 2017, the provision for loan losses was $1.2 million, up $89,000, or 8.2%, from the first six months of 2016. The provision for loan losses in all periods reflects management’s assessment of risks inherent in the loan portfolio. It is predominantly impacted by loan growth and loan mix, and to a lesser extent, the ongoing planned migration from using historical loss rates based on national FDIC data to those based on of the Company's own loan loss experience.

Non-interest Income. Non-interest income increased $1.7 million, or 60.4%, from the second quarter of 2016 to $4.5 million in the second quarter of 2017. The increase was mainly due to a $1.0 million, or 324.5%, increase in loan level derivative fee income, which relates to the portfolio of commercial loan customer interest rate swap contracts, a $688,000, or 129.6%, increase in mortgage banking revenue due mainly to a higher level of loan sale gains, and an increase in securities gains of $264,000, or 39.8%. A $928,000 gain was recognized in the second quarter of 2017 related to the the sale of the Company's remaining available-for-sale debt securities portfolio. These improvements were partially offset by the absence of $209,000 of bank-owned life insurance death benefit gains that were recorded in the second quarter of 2016.

Non-interest income increased $7.1 million, or 170.4%, from the first half of 2016 to $11.3 million in the first six months of 2017. The increase was mainly due to a gain of $5.9 million from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc., a $1.2 million, or 152.8%, increase in mortgage banking revenue due mainly to a higher level of loan sale gains, and a $570,000, or 59.3% increase, in loan level derivative fee income.
These improvements were partially offset by net securities losses of $94,000 in the first half of 2017 compared to securities gains of $420,000 in the first half of 2016. The net securities losses in 2017, mainly reflect a $1.1 million loss on the sale of the mutual fund investment portfolio and a $928,000 gain from the sale of the Company's remaining portfolio of available-for-sale debt securities.

Non-interest Expense. Non-interest expense increased $431,000, or 3.3%, from the second quarter of 2016 to $13.4 million in the second quarter of 2017. Franchise growth was the major factor causing the increase in expenses from the prior year. The new Seaport branch, as well as the opening of new loan and mortgage production offices, contributed to the growth in salaries and benefits expense and occupancy and equipment expense.

For the first six months of 2017, non-interest expense was $26.8 million, up $1.8 million, or 7.1%, from the first half of 2016. The increase was mainly due to franchise growth including the new Seaport branch, new loan and mortgage production offices, the on-boarding of new asset-based lending and municipal banking businesses, higher stock based compensation, and merit increases.

Income Tax Provision. The Company recorded an income tax provision of $2.6 million in the second quarter of 2017 and had an effective tax rate in the quarter of 39.9% on pre-tax income of $6.4 million. In the second quarter of 2016, the Company recorded an income tax provision of $721,000 and had an effective tax rate of 34.7% on pre-tax income of $2.1 million. The increase in the effective tax rate compared to the prior year is a result of an increase in estimated pre-tax income.

The Company recorded an income tax provision of $4.3 million in the first half of 2017 and had an effective tax rate of 27.6% on pre-tax income of $15.7 million. In the first half of 2016, the Company recorded a tax provision of $1.6 million and had an effective tax rate of 34.5% on pre-tax income of $4.6 million. The lower effective tax rate in 2017 reflects the reversal of a valuation allowance for state taxes of $1.7 million during the first quarter.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
Real estate:
1-4 family residential	4	$653	8	$2,114	12	$2,767
Home equity	1	14	5	572	6	586
Commercial real estate	—	—	3	4,126	3	4,126
Total real estate	5	667	16	6,812	21	7,479
Consumer loans	3	10	3	309	6	319
Total loans	8	$677	19	$7,121	27	$7,798
At December 31, 2016
Real estate:
1-4 family residential	2	$373	14	$2,322	16	$2,695
Home equity	4	496	6	775	10	1,271
Total real estate	6	869	20	3,097	26	3,966
Commercial business	1	13	—	—	1	13
Consumer loans	2	5	1	7	3	12
Total loans	9	$887	21	$3,104	30	$3,991

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. The increase in nonperforming assets from the end of 2016 is mainly due to loans secured by one income property totaling $4.1 million.

	At June 30, 2017	At December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$5,757	$6,478
Home equity loans and lines	1,201	1,153
Commercial real estate	5,024	941
Commercial business	177	241
Consumer	418	170
Total non-accrual loans	$12,577	$8,983

Other real estate owned	202	—
Total non-performing assets	$12,779	$8,983

Ratios:
Non-accrual loans to total loans	0.61%	0.47%
Non-performing assets to total assets	0.51%	0.36%

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

	At June 30, 2017	At December 31, 2016
	(Dollars in thousands)

Performing troubled debt restructurings	$412	$138
Non-accrual troubled debt restructurings	1,504	1,274
Total	$1,916	$1,412

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.07%	0.07%
Total troubled debt restructurings as a % of total loans	0.09%	0.08%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At June 30, 2017	At December 31, 2016
	(In thousands)
Classified loans:
Substandard	$7,815	$8,452
Doubtful	255	645
Loss	—	—
Total classified loans	8,070	9,097
Special mention	19,947	31,857
Total criticized loans	$28,017	$40,954

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2017, there were $19.9 million of assets designated as special mention compared to $31.9 million at December 31, 2016. We have not identified any potential problem loans that are not included in the table above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans was 0.97% at June 30, 2017, unchanged from 0.97% at December 31, 2016 and down from 1.07% at June 30, 2016. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$18,875	$16,985	$18,750	$17,102
Charge-offs:
1-4 family residential	(52)	—	(52)	—
Commercial business	—	(8)	—	(113)
Consumer loans	(24)	(11)	(39)	(29)
Total charge-offs	(76)	(19)	(91)	(142)
Recoveries:
1-4 family residential	—	—	74	—
Commercial business	—	—	9	33
Total recoveries	—	—	83	33
Net charge-offs	(76)	(19)	(8)	(109)
Provision for loan losses	1,118	1,113	1,175	1,086
Balance at end of period	$19,917	$18,079	$19,917	$18,079
Ratios:
Net charge-offs to average loans outstanding	(0.01)%	—%	—%	(0.01)%
Allowance for loan losses to non-accrual loans at end of period	158%	121%	158%	121%
Allowance for loan losses to total loans at end of period (1)	0.97%	1.07%	0.97%	1.07%
(1) Total loans do not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30, 2017		At December 31, 2016
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$4,973	43.22%	$4,846	44.12%
Home equity	609	4.08	537	4.08
Commercial	8,987	36.67	8,374	35.63
Construction	1,610	3.80	1,353	3.96
Commercial business loans	3,352	11.04	3,206	10.69
Consumer loans	386	1.19	434	1.52
Total allowance	$19,917	100.00%	$18,750	100.00%

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
As of June 30, 2017, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(2.7)%	(8.7)%
+100	2.1%	3.7%
+200	4.0%	6.6%
_______________________

(1)	The calculated change in net interest income for Year One and Year Two assumes a gradual parallel shift across the yield curve over the first twelve months.

The table above indicates that at June 30, 2017, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 2.1% and 4.0%, respectively, increase in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 3.7% and 6.6%, respectively, increase in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 2.7% decrease in net interest income in Year One, and an 8.7% decrease in net interest income in Year Two.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2017 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 2.4% and 6.0%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 3.7% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.
Liquidity and Capital Resources

At June 30, 2017, there were $130.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $656.3 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At June 30, 2017, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $11.2 million of U.S. government and government-sponsored securities.

At June 30, 2017, the Company also had $42.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under this line of credit at June 30, 2017.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2017, cash and cash equivalents totaled $51.1 million, which was up from $30.5 million at December 31, 2016.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $156.6 million during the six months ended June 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $121.0 million for the six months ended June 30, 2017.

At June 30, 2017, we had $116.2 million in commitments to originate loans. In addition to commitments to originate loans, we had $288.4 million in unused lines of credit to borrowers and letters of credit and $69.7 million in undisbursed construction loans. Certificates of deposit due within one year of June 30, 2017 totaled $408.9 million, or 20.8% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of June 30, 2017 totaled $131.6 million, or 6.7% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017. As of June 30, 2017 the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Net Income for the three and six months ended June 30, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: August 4, 2017	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: August 4, 2017	By:	/s/ James Kivlehan
James Kivlehan
Executive Vice President and Chief Financial Officer