Form 10-Q
period 2017-09-30
Blue Hills Bancorp, Inc.
filed 2017-11-03
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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
YES [   ]     NO [X]

As of October 31, 2017, there were 26,826,830 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2017	December 31, 2016
(In thousands, except share data)
Assets
Cash and due from banks	$16,171	$14,752
Short-term investments	22,192	15,744
Total cash and cash equivalents	38,363	30,496
Securities available for sale, at fair value	9,943	204,836
Securities held to maturity, at amortized cost	302,833	201,027
Federal Home Loan Bank stock, at cost	9,410	13,352
Loans held for sale	12,268	2,761
Loans, net of allowance for loan losses of $20,248 at September 30, 2017 and $18,750 at December 31, 2016	2,067,287	1,912,871
Premises and equipment, net	21,850	22,034
Accrued interest receivable	5,802	6,057
Goodwill	9,160	9,160
Core deposit intangible	732	1,400
Net deferred tax asset	9,295	10,146
Bank-owned life insurance	32,800	32,015
Other assets	25,673	23,537
	$2,545,416	$2,469,692
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$212,316	$184,982
Interest bearing	1,773,237	1,623,705
Total deposits	1,985,553	1,808,687
Short-term borrowings	20,000	146,000
Long-term debt	110,000	105,000
Accrued expenses and other liabilities	30,829	23,098
Total liabilities	2,146,382	2,082,785

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,869,088 and 26,759,953 issued and outstanding at September 30, 2017 and December 31, 2016, respectively)	259	259
Additional paid-in capital	254,034	249,317
Unearned compensation-ESOP	(19,927)	(20,496)
Retained earnings	166,282	161,896
Accumulated other comprehensive loss	(1,614)	(4,069)
Total stockholders' equity	399,034	386,907
	$2,545,416	$2,469,692
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$19,721	$15,113	$55,818	$42,854
Interest on securities	1,565	2,238	5,347	6,570
Dividends	194	312	544	606
Other	65	22	191	74
Total interest and dividend income	21,545	17,685	61,900	50,104
Interest expense:
Interest on deposits	4,089	2,732	10,866	7,508
Interest on borrowings	502	458	1,791	1,584
Total interest expense	4,591	3,190	12,657	9,092
Net interest and dividend income	16,954	14,495	49,243	41,012
Provision for loan losses	242	2,872	1,417	3,958
Net interest and dividend income, after provision for loan losses	16,712	11,623	47,826	37,054
Non-interest income:
Deposit account fees	385	347	1,046	971
Interchange and ATM fees	455	418	1,191	1,158
Mortgage banking	1,146	1,262	3,105	2,037
Loss on sale of purchased home equity portfolio	(118)	—	(118)	—
Loan level derivative income	156	770	1,687	1,731
Gain (loss) on sales and calls of available for sale securities, net	—	562	(94)	982
Gain on exchange of investment in Northeast Retirement Services	—	—	5,947	—
Bank-owned life insurance income	268	262	786	776
Bank-owned life insurance death benefit gains	—	297	—	506
Miscellaneous	534	214	602	159
Total non-interest income	2,826	4,132	14,152	8,320
Non-interest expense:
Salaries and employee benefits	7,979	7,596	23,206	21,619
Occupancy and equipment	2,024	1,807	6,169	5,079
Data processing	1,016	908	3,082	2,472
Professional fees	340	743	1,735	1,902
Advertising	563	495	1,419	1,746
FDIC deposit insurance	226	270	661	968
Directors’ fees	382	344	1,184	1,081
Amortization of core deposit intangible	199	294	668	954
Other general and administrative	626	777	1,997	2,416
Total non-interest expense	13,355	13,234	40,121	38,237
Income before income taxes	6,183	2,521	21,857	7,137
Provision for income taxes	2,342	891	6,661	2,482
Net income	$3,841	$1,630	$15,196	$4,655
Earnings per common share:
Basic	$0.16	$0.07	$0.63	$0.19
Diluted	$0.16	$0.07	$0.62	$0.19
Weighted average shares outstanding:
Basic	23,973,116	24,129,512	23,945,885	24,585,570
Diluted	24,510,092	24,307,540	24,377,662	24,708,559
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$3,841	$1,630	$15,196	$4,655
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains (losses)	(494)	2,198	3,499	9,125
Reclassification adjustment for net (gains) losses realized in net income (1)	—	(562)	94	(937)
Net change in unrealized gains (losses)	(494)	1,636	3,593	8,188
Tax effect	197	(570)	(1,230)	(2,858)
Net-of-tax amount	(297)	1,066	2,363	5,330
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(22)	(39)	(67)	(188)
Tax effect	8	14	13	67
Net-of-tax amount	(14)	(25)	(54)	(121)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	89	68	267	204
Tax effect	(31)	(24)	(121)	(72)
Net-of-tax amount	58	44	146	132
Other comprehensive income (loss)	(253)	1,085	2,455	5,341
Comprehensive income	$3,588	$2,715	$17,651	$9,996
______________________

(1)
Amounts are included in gain (loss) on sales and calls of available for sale securities, net, in the consolidated statements of net income. Income tax expense associated with the reclassification adjustment for the three months ended September 30, 2016 was $196,000. Income tax (benefit) expense associated with the reclassification adjustments for the nine months ended September 30, 2017 and 2016 was $(32,000) and $327,000, respectively.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2017 and 2016 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive (loss) income	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2015	28,492,732	$276	$269,078	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	4,655	5,341	9,996
ESOP shares committed to be released	—	—	249	569	—	—	818
Common stock dividends declared ($0.08 per common share)	—	—	—	—	(1,953)	—	(1,953)
Repurchase of common stock	(1,517,840)	(15)	(21,592)	—	—	—	(21,607)
Restricted stock awards granted	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(9,400)	—	—	—	—	—	—
Share-based compensation expense	—	—	3,606	—	—	—	3,606
Balance at September 30, 2016	26,996,942	$261	$251,341	$(20,686)	$158,620	$153	$389,689

Balance at December 31, 2016	26,759,953	$259	$249,317	$(20,496)	$161,896	$(4,069)	$386,907
Cumulative effect of change in accounting principle (Note 1)	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	15,196	2,455	17,651
ESOP shares committed to be released	—	—	472	569	—	—	1,041
Common stock dividends declared ($0.45 per common share)	—	—	—	—	(10,783)	—	(10,783)
Restricted stock awards granted	184,695	—	—	—	—	—	—
Restricted stock awards forfeited	(85,317)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,108	—	—	—	4,108
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from exercise of options	15,660	—	217	—	—	—	217
Balance at September 30, 2017	26,869,088	$259	$254,034	$(19,927)	$166,282	$(1,614)	$399,034

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$15,196	$4,655
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,417	3,958
Net amortization of securities	1,363	2,427
Loss (gain) on sales and calls of available for sale securities, net	94	(982)
Net change in loans held for sale	(9,507)	(479)
Losses (gains) on sales of residential portfolio loans, net	(58)	(319)
Loss on sale of purchased home equity portfolio	118	—
Net amortization of net deferred loan origination costs and discounts	105	414
Depreciation and amortization of premises and equipment	1,596	1,448
Amortization of core deposit intangible	668	954
Bank-owned life insurance income, including death benefit gains	(786)	(1,282)
ESOP expense	1,041	818
Deferred income tax benefit	(487)	(978)
Share-based compensation expense	4,108	3,606
Gain on exchange of investment in Northeast Retirement Services	(5,947)	—
Net change in:
Accrued interest receivable	255	(44)
Other assets	(3,350)	(13,235)
Accrued expenses and other liabilities	3,753	12,359
Net cash provided by operating activities	9,579	13,320
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	(13,951)	(54,835)
Sales	213,084	78,990
Maturities/calls	—	2,820
Principal paydowns	5,049	2,129
Activity in securities held to maturity:
Purchases	(151,363)	(46,396)
Maturities/calls	25,000	22,235
Principal paydowns	23,557	25,307
Loan originations and purchases, net of paydowns	(219,759)	(232,209)
Proceeds from residential portfolio loan sales	51,661	21,163
Proceeds from sale of purchased home equity portfolio	12,100	—
Net purchases of premises and equipment	(1,412)	(2,795)
Purchase of FHLBB stock	(4,309)	(4,044)
Redemption of FHLBB stock	8,251	4,106
Proceeds from exchange of investment in Northeast Retirement Services	1,595	—
Proceeds from bank-owned life insurance death benefit	—	1,165
Net cash used in investing activities	(50,497)	(182,364)
(continued)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	200,869	209,201
Net change in brokered deposits	(24,003)	38,407
Net change in short-term borrowings	(126,000)	(101,300)
Proceeds from long-term debt	5,000	50,000
Repurchase of common stock	—	(21,607)
Share redemption for tax withholdings for restricted stock vesting	(107)	—
Proceeds from exercise of stock options	217	—
Common stock dividends paid	(7,191)	(1,953)
Net cash provided by financing activities	48,785	172,748
Net change in cash and cash equivalents	7,867	3,704
Cash and cash equivalents at beginning of period	30,496	33,298
Cash and cash equivalents at end of period	$38,363	$37,002
Supplementary information:
Interest paid	$12,354	$8,976
Income taxes paid, net of refunds	5,962	3,438
Other real estate owned acquired in settlement of loans	202	—
Common stock dividends declared	10,783	1,953
The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. (the "Company"), its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank (the "Bank"), the principal operating entity, and the Bank's wholly-owned subsidiaries, B.H. Security Corporation, HP Security Corporation and 1196 Corporation, which are Massachusetts security corporations. All significant intercompany balances and transactions have been eliminated in consolidation.

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

It is the policy of the Company to discontinue the accrual of interest on loans past due in excess of 90 days, unless the loan is well-secured and in the process of collection. Accrual may be discontinued sooner when in the judgment of management, the ultimate collectability of the principal or interest becomes doubtful. Upon discontinuance of accrual, all interest previously accrued is reversed against interest income. Past due status is based on contractual terms of the loan. The interest on non-accrual loans is accounted for on the cash-basis until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due have been current for six consecutive months and future payments are reasonably assured.

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Prior to the second quarter of 2016, for portfolios for which the Company had insufficient loss experience, losses from a national peer group of depository institutions with assets between one and five billion dollars for relevant portfolios dating back to 2009 were used. Commencing in the second quarter of 2016, the Company began to phase in its own loss history by loan type based upon the age and loss experience of the loan portfolio. While this change impacted the loss factors used for the majority of loan portfolios, there was no material impact to the amount of the allowance for loan losses. Loss experience is updated at least quarterly with consideration given to unique circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Consumer - Loans in this segment primarily include used classic and collector automobile loans. A significant portion of the used automobile loan portfolio is comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services and shares equally in any losses incurred.

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

Unallocated component

The Company previously maintained an unallocated component to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflected the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating allocated and general reserves in the portfolio. As a large portion of the Company's loan portfolio is now seasoned, the unallocated component of the allowance for loan losses was eliminated during the fourth quarter of 2016.

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

Accounting for income taxes

The Update states that entities will no longer record the excess tax benefits or deficiencies related to share-based compensation in additional paid in capital. Instead, they will record excess tax benefits or deficiencies in income tax expense or benefit in the income statement as part of the provision for income taxes on a prospective basis. For interim reporting purposes the excess tax benefits or deficiencies will be recorded as discrete items in the period in which they occur. The presentation of the excess tax benefits will be presented as an operating activity in the statement of cash flows. In addition, under the new guidance, when calculating incremental shares for earnings per share, entities exclude from assumed proceeds excess tax benefits that previously would have been recorded in additional paid in capital. The total income tax benefit recorded in the provision for income taxes relating to excess tax benefits on share-based compensation for the three and nine months ended September 30, 2017 was $0 and $41,000, respectively.

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

Accounting for forfeitures

Under this Update, the Company has elected to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur (e.g., when an award does not vest because the employee leaves the Company or does not meet specific performance measures). The transition to this methodology is applied on a modified retrospective basis, whereby the compensation cost will be calculated as if the entity did not historically record a forfeiture estimate for outstanding awards and instead accounted for forfeitures of outstanding awards as the forfeitures occurred, with a cumulative-effect adjustment to retained earnings. The cumulative effect of changing to this methodology resulted in a $27,000 adjustment to beginning retained earnings in the consolidated statement of changes in stockholders' equity for the nine months ended September 30, 2017.

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Recently Issued

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging:Targeted Improvements to Accounting for Hedging Activities. The purpose of this Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted. The Company plans to adopt this Update on January 1, 2019. The Update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect the adoption to have an immaterial impact on our consolidated financial statements.

Future Application of Accounting Pronouncements Previously Issued

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

In April 2017, the FASB issued ASU 2017-08 Receivables – Non-refundable Fees and Other Costs (Subtopic 310-20), which shortens the period of amortization of the premium on certain callable debt securities to the earliest call date. Currently, generally accepted accounting principles (“GAAP”) excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. The adoption this Update is not anticipated to impact the consolidated financial statements; as of September 30, 2017, the Company has no callable debt securities.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. While the Company has performed a preliminary evaluation of the provisions of the Update, the effect of the adoption will depend on the Company’s portfolio at the time of transition. The Company does not anticipate that adoption of the Update will materially impact the Company's financial position. The Update also requires Companies to utilize an "exit price" fair value methodology when measuring the fair value of financial instruments. The impact of the change, if applied, to the Company's equity investments for the nine months ended September 30, 2017 would have resulted in a gain of $1,896,000 (pre-tax) being recognized in net income, after reclassification for the realized loss on mutual funds, versus other comprehensive income. See the Consolidated Statements of Comprehensive Income.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. This Update is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company is currently evaluating the provisions of the Update to determine the potential impact the new standard will have on the Company's consolidated financial statements. The Company's assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Future lease commitments as of September 30, 2017 were $22.9 million.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove previously established recognition thresholds based on probability, and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the net amount that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and will require that credit losses be recorded through an allowance for credit losses. Additionally, this Update may reduce the carrying value of the Company's held-to-maturity investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption. The ASU is effective for public business entities fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. The Company is evaluating the provisions of the Update, and will closely monitor developments and additional guidance to determine the potential impact on the Company's consolidated financial statements. Management has established a steering committee which is in the process of identifying the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation.

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available-for-sale and held-to-maturity, with gross unrealized gains and losses, follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	$9,437	$855	$(349)	$9,943

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$32,676	$—	$(666)	$32,010
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,120	95	(1,592)	243,623
SBA asset-backed securities	25,037	—	(221)	24,816
Total securities held to maturity	$302,833	$95	$(2,479)	$300,449

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
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

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2017 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on expected maturities, the mortgage and asset-backed securities and collateralized mortgage obligations, included below, have a 3.9 year weighted average duration.

	Held to Maturity
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$5,002	$5,001
After 1 year through 5 years	12,626	12,479
After 5 years through 10 years	15,048	14,530
	32,676	32,010
Mortgage and asset-backed securities and collateralized mortgage obligations	270,157	268,439
	$302,833	$300,449

For the three months ended September 30, 2017, there were no proceeds from the sales of securities available for sale. For the three months ended September 30, 2016, proceeds from sales of securities available for sale amounted to $18.8 million, gross realized gains amounted to $569,000, and gross realized losses amounted to $7,000. For the nine months ended September 30, 2017 and 2016, proceeds from sales of securities available for sale amounted to $213.1 million and $79.0 million, respectively. Gross realized gains, for the same periods, amounted to $2.2 million and $1.9 million, respectively, and gross realized losses amounted to $2.3 million and $1.0 million, respectively.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Temporarily impaired marketable equity securities	$(329)	$4,431	$(20)	$446

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(356)	$19,226	$(310)	$12,684
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,447)	212,536	(145)	9,724
SBA asset-backed securities	(38)	15,115	(183)	9,701
Total temporarily impaired held-to-maturity securities	$(1,841)	$246,877	$(638)	$32,109

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

At September 30, 2017, multiple debt securities have unrealized losses with aggregate depreciation of approximately 1.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality and it is more likely than not that the Company will recover their amortized cost bases by maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2017. Management has the ability and intent to hold the securities until maturity.

At September 30, 2017, the Company had two marketable equity securities with unrealized losses of $349,000, or 6.7% depreciation from the Company’s cost basis. No issues have been identified that cause management to believe the declines in fair value are other than temporary and the Company has the ability and intent to hold these investments until a recovery of fair value.

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$(11)	$3,163	$(30)	$7,326
Other asset-backed securities	(43)	3,924	(152)	3,732
Total mortgage- and other asset-backed securities	(54)	7,087	(182)	11,058
Municipal bonds	(157)	5,301	—	—
Financial services:
Banks	(298)	14,553	—	—
Diversified financials	(198)	9,369	—	—
Insurance and REITs	(216)	6,900	—	—
Total financial services	(712)	30,822	—	—
Other corporate:
Industrials	(655)	24,630	(106)	2,284
Utilities	(99)	11,200	(1)	794
Total other corporate	(754)	35,830	(107)	3,078
Total debt securities	(1,677)	79,040	(289)	14,136
Marketable equity securities:
Mutual funds:
Domestic community	—	—	(19)	448
Global asset allocation	(424)	15,153	(2,074)	22,442
Total marketable equity securities	(424)	15,153	(2,093)	22,890
Total temporarily impaired available for sale securities	$(2,101)	$94,193	$(2,382)	$37,026

	December 31, 2016
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(934)	$28,533	$—	$—
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,763)	146,098	(43)	3,827
SBA asset-backed securities	(104)	9,157	(108)	5,053
Total temporarily impaired held-to-maturity securities	$(2,801)	$183,788	$(151)	$8,880

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Real estate:
1-4 family residential	$902,151	$851,154
Home equity	77,149	78,719
Commercial real estate	751,524	687,289
Construction	89,214	76,351
	1,820,038	1,693,513
Commercial business	241,301	206,234
Consumer	22,942	29,281
Total loans	2,084,281	1,929,028
Allowance for loan losses	(20,248)	(18,750)
Discount and fair value adjustments on purchased loans	(1,535)	(1,846)
Deferred loan costs and fees, net	4,789	4,439
Loans, net	$2,067,287	$1,912,871

Activity in the allowance for loan losses for the three and nine months ended September 30, 2017 and 2016, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Three Months Ended September 30, 2017
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$—	$19,917
Provision (credit) for loan losses	(3)	61	(153)	169	159	9	—	242
Loans charged-off	—	—	—	—	—	(36)	—	(36)
Recoveries	125	—	—	—	—	—	—	125
Allowance at September 30, 2017	$5,095	$670	$8,834	$1,779	$3,511	$359	$—	$20,248

Three Months Ended September 30, 2016
Allowance at June 30, 2016	$3,940	$539	$7,622	$1,747	$3,282	$496	$453	$18,079
Provision (credit) for loan losses	272	5	834	(568)	2,351	(13)	(9)	2,872
Loans charged-off	—	—	(321)	—	(2,985)	(17)	—	(3,323)
Recoveries	100	—	—	—	2	—	—	102
Allowance at September 30, 2016	$4,312	$544	$8,135	$1,179	$2,650	$466	$444	$17,730

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
Nine Months Ended September 30, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Provision for loan losses	102	133	460	426	296	—	—	1,417
Loans charged-off	(52)	—	—	—	—	(75)	—	(127)
Recoveries	199	—	—	—	9	—	—	208
Allowance at September 30, 2017	$5,095	$670	$8,834	$1,779	$3,511	$359	$—	$20,248

Nine Months Ended September 30, 2016
Allowance at December 31, 2015	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	296	(92)	1,309	(185)	2,874	(260)	16	3,958
Loans charged-off	—	—	(321)	—	(3,098)	(46)	—	(3,465)
Recoveries	100	—	—	—	35	—	—	135
Allowance at September 30, 2016	$4,312	$544	$8,135	$1,179	$2,650	$466	$444	$17,730

Additional information pertaining to the allowance for loan losses at September 30, 2017 and December 31, 2016 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
September 30, 2017
Allowance related to impaired loans	$115	$—	$—	$—	$—	$1	$—	$116
Allowance related to non-impaired loans	4,980	670	8,834	1,779	3,511	358	—	20,132
Total allowance for loan losses	$5,095	$670	$8,834	$1,779	$3,511	$359	$—	$20,248
Impaired loans	$5,805	$1,195	$4,842	$—	$—	$262	$—	$12,104
Non-impaired loans	896,346	75,954	746,682	89,214	241,301	22,680	—	2,072,177
Total loans	$902,151	$77,149	$751,524	$89,214	$241,301	$22,942	$—	$2,084,281
December 31, 2016
Allowance related to impaired loans	$17	$—	$—	$—	$—	$—	$—	$17
Allowance related to non-impaired loans	4,829	537	8,374	1,353	3,206	434	—	18,733
Total allowance for loan losses	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Impaired loans	$6,726	$1,153	$941	$—	$241	$170	$—	$9,231
Non-impaired loans	844,428	77,566	686,348	76,351	205,993	29,111	—	1,919,797
Total loans	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$—	$1,929,028

The following is a summary of past due and non-accrual loans, by loan class, at September 30, 2017 and December 31, 2016:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2017
Real estate:
1-4 family residential	$1,134	$1,005	$2,224	$4,363	$5,039
Home equity	847	438	788	2,073	1,195
Commercial real estate	—	—	3,966	3,966	4,842
Consumer	111	12	133	256	262
Total	$2,092	$1,455	$7,111	$10,658	$11,338

December 31, 2016
Real estate:
1-4 family residential	$584	$373	$2,322	$3,279	$6,478
Home equity	452	496	775	1,723	1,153
Commercial real estate	1,393	—	—	1,393	941
Commercial business	4,996	13	—	5,009	241
Consumer	175	5	7	187	170
Total	$7,600	$887	$3,104	$11,591	$8,983

There were no loans past due 90 days or more and still accruing interest at September 30, 2017 and December 31, 2016.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2017	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,608	$5,004	$—
Home equity	1,195	1,305	—
Commercial real estate	4,842	5,217	—
Commercial business	—	114	—
Consumer	248	256	—
Total	10,893	11,896	—

Impaired loans with a valuation allowance:
1-4 family residential	1,197	1,197	115
Consumer	14	14	1
Total	1,211	1,211	116
Total impaired loans	$12,104	$13,107	$116

December 31, 2016
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$6,605	$7,023	$—
Home equity	1,153	1,225	—
Commercial real estate	941	1,207	—
Commercial business	241	3,279	—
Consumer	170	183	—
Total	9,110	12,917	—

Impaired loans with a valuation allowance:
1-4 family residential	121	313	17

Total impaired loans	$9,231	$13,230	$17

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30, 2017	(In thousands)
Real estate:
1-4 family residential	$6,041	$60
Home equity	1,198	6
Commercial real estate	4,933	172
Commercial	89	—
Consumer	340	2
Total	$12,601	$240

Three Months Ended September 30, 2016
Real estate:
1-4 family residential	$6,445	$186
Home equity	520	5
Commercial real estate	3,037	41
Commercial	1,538	6
Consumer	136	2
Total	$11,676	$240

Nine Months Ended September 30, 2017
Real estate:
1-4 family residential	$6,330	$220
Home equity	1,234	35
Commercial real estate	3,970	207
Consumer	161	5
Commercial	251	7
Total	$11,946	$474

Nine Months Ended September 30, 2016
Real estate:
1-4 family residential	$6,383	$331
Home equity	405	13
Commercial real estate	3,755	135
Commercial	771	36
Consumer	156	6
Total	$11,470	$521

No additional funds are committed to be advanced in connection with impaired loans.

There were no material troubled debt restructurings recorded during the three and nine months ended September 30, 2017 or 2016.

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

The following tables present the Company’s loans by risk rating at September 30, 2017 and December 31, 2016:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
September 30, 2017
Loans rated 1 - 6	$1,029	$276	$742,805	$89,214	$239,870	$4	$1,073,198
Loans rated 7	3,041	1,305	3,502	—	1,423	270	9,541
Loans rated 8	2,383	—	5,217	—	8	—	7,608
Loans rated 9	252	—	—	—	—	—	252
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	895,446	75,568	—	—	—	22,668	993,682
	$902,151	$77,149	$751,524	$89,214	$241,301	$22,942	$2,084,281
December 31, 2016
Loans rated 1 - 6	$1,054	$293	$671,872	$76,351	$188,706	$4	$938,280
Loans rated 7	3,514	967	9,720	—	17,510	146	31,857
Loans rated 8	2,442	258	5,697	—	18	37	8,452
Loans rated 9	645	—	—	—	—	—	645
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	843,499	77,201	—	—	—	29,094	949,794
	$851,154	$78,719	$687,289	$76,351	$206,234	$29,281	$1,929,028

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

The table below presents information about derivative financial instruments not designated as hedging instruments at September 30, 2017 and December 31, 2016.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
September 30, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$503,723	$9,259	$503,723	$9,259
Other contracts	27,858	33	42,522	39
Total derivatives	$531,581	$9,292	$546,245	$9,298
December 31, 2016
Economic hedges:
Commercial loan level interest rate swap agreements	$419,488	$9,016	$419,488	$8,932
Other contracts	15,685	8	33,045	56
Total derivatives	$435,173	$9,024	$452,533	$8,988

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

The Company expects that these forward sale commitments will experience changes in fair value opposite to the change in fair value of derivative loan commitments. The notional amount of forward loan sale commitments was $43.2 million at September 30, 2017 and $9.5 million at December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company had outstanding rate-lock agreements for loans to be originated for sale amounting to $31.0 million and $6.8 million, respectively. The gain or loss on any derivative instrument not designated as a hedge (such as these mortgage banking activities) is recognized in earnings.

The fair value of such commitments as of September 30, 2017 and December 31, 2016 are outlined below:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
September 30, 2017
Mortgage loan commitments	Other Assets	$334	Other Liabilities	$10
Forward loan sale commitments	Other Assets	20	Other Liabilities	77
Total		$354		$87
December 31, 2016
Mortgage loan commitments	Other Assets	$111	Other Liabilities	$3
Forward loan sale commitments	Other Assets	15	Other Liabilities	74
Total		$126		$77

NOTE 6 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
NOW and demand	$376,864	$331,508
Regular savings	244,662	262,984
Money market	666,388	573,204
Brokered money market	41,768	53,357
Total non-certificate accounts	1,329,682	1,221,053

Term certificates of $250,000 or more	119,573	77,550
Term certificates less than $250,000	301,192	262,564
Brokered term certificates	235,106	247,520
Total term certificate accounts	655,871	587,634
Total deposits	$1,985,553	$1,808,687

At September 30, 2017, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$379,841	1.09%
1-2 years	141,883	1.60
2-3 years	84,081	1.83
3-4 years	21,821	1.86
4 years and beyond	28,245	2.04
	$655,871	1.36%
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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at September 30, 2017 and December 31, 2016, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2017
Assets
Available-for-sale marketable equity securities	$9,943	$—	$—	$9,943
Derivative assets:
Interest rate swap agreements	—	9,292	—	9,292
Forward loan sale commitments	—	—	20	20
Mortgage loan commitments	—	—	334	334
Total assets	$9,943	$9,292	$354	$19,589
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$9,298	$—	$9,298
Forward loan sale commitments	—	—	77	77
Mortgage loan commitments	—	—	10	10
Total liabilities	$—	$9,298	$87	$9,385

December 31, 2016
Assets
Securities available for sale:
Debt securities	$—	$161,668	$—	$161,668
Marketable equity securities	43,168	—	—	43,168
Derivative assets:
Interest rate swap agreements	—	9,024	—	9,024
Forward loan sale commitments	—	—	15	15
Mortgage loan commitments	—	—	111	111
Total assets	$43,168	$170,692	$126	$213,986
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,988	$—	$8,988
Forward loan sale commitments	—	—	74	74
Mortgage loan commitments	—	—	3	3
Total liabilities	$—	$8,988	$77	$9,065

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

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$1,365	$—	$—	$136

The following table summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Impaired loans	$11	$(2,690)	$2	$(2,997)
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2017
Financial assets:
Cash and cash equivalents	$38,363	$38,363	$—	$—	$38,363
Securities available for sale	9,943	9,943	—	—	9,943
Securities held to maturity	302,833	—	300,449	—	300,449
Federal Home Loan Bank stock	9,410	—	—	9,410	9,410
Loans and loans held for sale	2,079,555	—	—	2,064,348	2,064,348
Accrued interest receivable	5,802	—	—	5,802	5,802
Financial liabilities:
Deposits	1,985,553	—	—	1,985,561	1,985,561
Borrowings	130,000	—	128,837	—	128,837
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,292	—	9,292	—	9,292
Forward loan sale commitments	20	—	—	20	20
Mortgage loan commitments	334	—	—	334	334
Derivative liabilities:
Interest rate swap agreements	9,298	—	9,298	—	9,298
Forward loan sale commitments	77	—	—	77	77
Mortgage loan commitments	10	—	—	10	10

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2016
Financial assets:
Cash and cash equivalents	$30,496	$30,496	$—	$—	$30,496
Securities available for sale	204,836	43,168	161,668	—	204,836
Securities held to maturity	201,027	—	198,093	—	198,093
Federal Home Loan Bank stock	13,352	—	—	13,352	13,352
Loans and loans held for sale	1,915,632	—	—	1,903,978	1,903,978
Accrued interest receivable	6,057	—	—	6,057	6,057
Financial liabilities:
Deposits	1,808,687	—	—	1,808,629	1,808,629
Borrowings	251,000	—	250,648	—	250,648
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	9,024	—	9,024	—	9,024
Forward loan sale commitments	15	—	—	15	15
Mortgage loan commitments	111	—	—	111	111
Derivative liabilities:
Interest rate swap agreements	8,988	—	8,988	—	8,988
Forward loan sale commitments	74	—	—	74	74
Mortgage loan commitments	3	—	—	3	3

NOTE 8 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$506	$(3,087)
Tax effect	(223)	1,007
Net-of-tax amount	283	(2,080)
Securities held to maturity:
Net unrealized gain on transferred securities	270	337
Tax effect	(101)	(114)
Net-of-tax amount	169	223
Defined benefit pension plan:
Unrecognized net actuarial loss	(3,215)	(3,482)
Tax effect	1,149	1,270
Net-of-tax amount	(2,066)	(2,212)
	$(1,614)	$(4,069)

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2017, the capital conservation buffer is 1.250%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of September 30, 2017.

As of September 30, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of September 30, 2017 and December 31, 2016, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
September 30, 2017
Total capital (to risk weighted assets)	$410,703	20.6%	$159,395	8.0%	$199,244	10.0%
Tier 1 capital (to risk weighted assets)	390,455	19.6	119,546	6.0	159,395	8.0
Common equity Tier 1 (to risk weighted assets)	390,455	19.6	89,660	4.5	129,509	6.5
Tier 1 capital (to average assets)	390,455	15.5	100,834	4.0	126,043	5.0
December 31, 2016
Total capital (to risk weighted assets)	$395,325	20.5%	$154,471	8.0%	$193,089	10.0%
Tier 1 capital (to risk weighted assets)	376,575	19.5	115,854	6.0	154,471	8.0
Common equity Tier 1 (to risk weighted assets)	376,575	19.5	86,890	4.5	125,508	6.5
Tier 1 capital (to average assets)	376,575	16.0	94,166	4.0	117,708	5.0
Blue Hills Bank:
September 30, 2017
Total capital (to risk weighted assets)	$338,168	17.0%	$159,135	8.0%	$198,918	10.0%
Tier 1 capital (to risk weighted assets)	317,920	16.0	119,351	6.0	159,135	8.0
Common equity Tier 1 (to risk weighted assets)	317,920	16.0	89,513	4.5	129,297	6.5
Tier 1 capital (to average assets)	317,920	12.6	100,601	4.0	125,752	5.0
December 31, 2016
Total capital (to risk weighted assets)	$313,457	16.3%	$154,196	8.0%	$192,745	10.0%
Tier 1 capital (to risk weighted assets)	294,707	15.3	115,647	6.0	154,196	8.0
Common equity Tier 1 (to risk weighted assets)	294,707	15.3	86,735	4.5	125,284	6.5
Tier 1 capital (to average assets)	294,707	12.5	94,099	4.0	117,623	5.0

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

	September 30, 2017	December 31, 2016

Allocated	219,862	149,613
Committed to be allocated	56,778	75,912
Unallocated	1,992,830	2,049,608
	2,269,470	2,275,133

The fair value of unallocated shares was $38.3 million and $38.4 million at September 30, 2017 and December 31, 2016, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2017 and 2016 was $357,000 and $277,000, respectively. Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2017 and 2016 was $1,041,000 and $818,000, respectively.

NOTE 11 – EARNINGS PER COMMON SHARE

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,
	2017	2016
	(In thousands, except share amounts)
Net income applicable to common stock	$3,841	$1,630

Average number of common shares outstanding	26,865,148	27,212,837
Less: Average unallocated ESOP shares	(2,002,397)	(2,078,100)
Less: Average unvested restricted stock awards	(889,635)	(1,005,225)
Average number of common shares outstanding used to calculate basic earnings per common share	23,973,116	24,129,512

Effect of dilutive stock options	240,806	—
Effect of dilutive unvested restricted stock awards	296,170	178,028
Average number of common shares outstanding used to calculate diluted earnings per common share	24,510,092	24,307,540

Earnings per common share:
Basic	$0.16	$0.07
Diluted	$0.16	$0.07

	Nine Months Ended September 30,
	2017	2016
	(In thousands, except share amounts)
Net income applicable to common stock	$15,196	$4,655

Average number of common shares outstanding	26,855,598	27,682,795
Less: Average unallocated ESOP shares	(2,021,219)	(2,096,690)
Less: Average unvested restricted stock awards	(888,494)	(1,000,535)
Average number of common shares outstanding used to calculate basic earnings per common share	23,945,885	24,585,570

Effect of dilutive stock options	178,712	—
Effect of dilutive unvested restricted stock awards	253,065	122,989
Average number of common shares outstanding used to calculate diluted earnings per common share	24,377,662	24,708,559

Earnings per common share:
Basic	$0.63	$0.19
Diluted	$0.62	$0.19

Options for 407,950 and 2,461,350 shares were not included in the computation of diluted earnings per common share for the three and nine months ended September 30, 2017 and 2016, respectively, because to do so would have been anti-dilutive.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the nine months ended September 30, 2017.

Options granted	412,100
Vesting period (years)	5
Term (years)	10
Expected volatility	26.91%-27.43%
Expected life (years)	6.5
Expected dividend yield	0.71%-2.22%
Risk free interest rate	1.87%-2.16%
Fair value per option	$4.07-$5.31

A summary of the status of the Company's stock option grants for the nine months ended September 30, 2017, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	2,449,670	$14.06	—	$—
Granted	412,100	18.22	—	—
Forfeited	(156,650)	14.18	—	—
Exercised	(15,660)	13.88	—	65,000
Outstanding at September 30, 2017	2,689,460	$14.70	8.24	$12,115,000
Exercisable at September 30, 2017	491,230	$14.07	8.02	$2,520,000
Unrecognized compensation cost inclusive of directors' options at September 30, 2017	$7,542,000
Weighted average remaining recognition period (years)	3.36

For the three months ended September 30, 2017 and 2016, share-based compensation expense applicable to the stock options was $574,000 and $513,000, respectively, and the recognized tax benefit related to this expense was $136,000 and $126,000, respectively. For the nine months ended September 30, 2017 and 2016, share-based compensation expense applicable to the stock options was $1,752,000 and $1,509,000, respectively, and the recognized tax benefit related to this expense was $426,000 and $376,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted, 40,000 are performance based, of which 6,000 have vested, and 32,000 remain unvested. There were 2,000 performance shares forfeited during the nine months ended September 30, 2017.

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September 30, 2017:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2016	816,070	$14.06
Granted	184,695	18.25
Vested	(21,873)	14.00
Forfeited	(85,317)	14.11
Nonvested stock awards at September 30, 2017	893,575	$14.92
Unrecognized compensation cost inclusive of directors' awards at September 30, 2017	$10,498,000
Weighted average remaining recognition period (years)	3.42

For the three months ended September 30, 2017 and 2016, share-based compensation expense applicable to restricted stock awards was $789,000 and $712,000, respectively, and the recognized tax benefit related to this expense was $277,000 and $249,000, respectively. For the nine months ended September 30, 2017 and 2016, share-based compensation expense applicable to restricted stock awards was $2,356,000 and $2,097,000, respectively, and the recognized tax benefit related to this expense was $851,000 and $738,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2017 and 2016 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at September 30, 2017 and December 31, 2016

Total Assets. Total assets increased $75.7 million, or 3.1%, to $2.5 billion at September 30, 2017 from $2.5 billion at December 31, 2016, mainly driven by $154.4 million of net loan growth, partially offset by a net decline of $93.1 million in the combination of securities available for sale and held to maturity.

Loans. Net loans grew $154.4 million, or 8.1%, from the end of 2016 to $2.1 billion at September 30, 2017. By category, the increase was mainly driven by commercial real estate loans, which were up $64.2 million, or 9.3%, residential mortgage loans, which were up $51.0 million, or 6.0%, and commercial business loans, which were up $35.1 million, or 17.0%.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2017		At December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$902,151	43.28%	$851,154	44.12%
Home equity	77,149	3.70	78,719	4.08
Commercial	751,524	36.06	687,289	35.63
Construction	89,214	4.28	76,351	3.96
Total real estate	1,820,038	87.32	1,693,513	87.79
Commercial business	241,301	11.58	206,234	10.69
Consumer	22,942	1.10	29,281	1.52
Total loans	2,084,281	100.00%	1,929,028	100.00%
Allowance for loan losses	(20,248)		(18,750)
Discount and fair value adjustments on purchased loans	(1,535)		(1,846)
Deferred loan costs, net	4,789		4,439
Loans, net	$2,067,287		$1,912,871

Securities Available for Sale and Securities Held to Maturity. Total securities were $312.8 million at September 30, 2017 compared to $405.9 million at December 31, 2016. The $93.1 million, or 22.9%, decline in total securities was primarily due to the sales of the mutual fund portfolio during the first quarter, which generated a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) and the remaining available-for-sale debt securities portfolio (which largely consisted of corporate debt) during the second quarter which generated a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share). The Company invested approximately $100.0 million of the proceeds from the sale of these bonds in its internally managed fixed income securities portfolio, which is accounted for as held-to-maturity, and primarily invested in government sponsored enterprise debt. The remaining proceeds were used to fund incremental loan growth.

The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At September 30, 2017		At December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage- and other asset-backed securities:
Privately issued commercial mortgage- backed securities	$—	$—	$10,530	$10,489
Other asset-backed securities	—	—	9,174	8,985
Total mortgage- and other asset-backed securities	—	—	19,704	19,474
Municipal bonds	—	—	12,730	12,693
Financial services:
Banks	—	—	20,263	20,022
Diversified financials	—	—	17,198	17,190
Insurance and REITs	—	—	18,304	18,238
Total financial services	—	—	55,765	55,450
Other corporate:
Industrials	—	—	49,217	48,964
Utilities	—	—	24,895	25,087
Total other corporate	—	—	74,112	74,051
Total debt securities	—	—	162,311	161,668

Marketable equity securities	9,437	9,943	45,612	43,168
Total securities available for sale	$9,437	$9,943	$207,923	$204,836

Securities held to maturity:
Debt securities:
Government-sponsored enterprises	$32,676	$32,010	$32,667	$31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,120	243,623	153,938	152,146
SBA asset-backed securities	25,037	24,816	14,422	14,210
Total securities held to maturity	$302,833	$300,449	$201,027	$198,093

Cash and Cash Equivalents. Cash and cash equivalents increased by $7.9 million, or 25.8%, to $38.4 million at September 30, 2017 from $30.5 million at December 31, 2016. The increase mainly reflects a higher level of short-term investments.

Goodwill and Core Deposit Intangible. At September 30, 2017, goodwill and core deposit intangible assets totaled $9.9 million compared to $10.6 million at December 31, 2016. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2016 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first nine months of 2017. The investment was $32.8 million at September 30, 2017 compared to $32.0 million at December 31, 2016.

Deposits. Total deposits increased by $176.9 million, or 9.8%, from the end of 2016 to $2.0 billion at September 30, 2017 and included growth in all customer segments (consumer, small business, commercial and municipal). By category, the increase from December 31, 2016 was primarily driven by growth in money market deposits of $93.2 million, certificates of deposit of $80.7 million, and NOW and demand deposits of $45.4 million, partially offset by declines in regular savings and brokered deposits. The new Seaport branch, which opened in the fourth quarter of 2016, contributed $55.1 million to the overall increase in deposits.

Borrowings. Total borrowings declined by $121.0 million, or 48.2%, from the end of 2016 to $130.0 million at September 30, 2017 as a $126.0 million decline in short-term borrowings was partially offset by a $5.0 million increase in long-term borrowings. The decline in borrowings mainly reflects the growth in deposits. All borrowings at September 30, 2017 consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturity dates ranging from 2017 through 2022.

Stockholders' Equity. Total stockholders' equity increased $12.1 million, or 3.1%, to $399.0 million at September 30, 2017 from $386.9 million at December 31, 2016. The increase in stockholders' equity from the end of 2016 was mainly due to net income for the first three quarters of 2017 of $15.2 million, a $2.5 million decline in the accumulated other comprehensive loss, and a $4.1 million increase from share-based compensation. These factors were partially offset by a reduction of $10.8 million from the declaration of dividends on common stock, including a special dividend of $0.20 per share in the second quarter of 2017.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2017 and 2016

General. The Company reported net income of $3.8 million, or $0.16 per diluted share, for the three months ended September 30, 2017 compared to net income of $1.6 million, or $0.07 per diluted share, for the three months ended September 30, 2016. The third quarter of 2017 included a pre-tax loss of $118,000 ($73,000 after-tax, or less than a penny per diluted share) from the sale of a purchased home equity portfolio. Excluding this item, net income was $3.9 million, or $0.16 per diluted share, for the third quarter of 2017.

The Company reported net income of $15.2 million, or $0.62 per diluted share for the nine months ended September 30, 2017 compared to net income of $4.7 million, or $0.19 per diluted share, for the nine months ended September 30, 2016. The first nine months of 2017 included a pre-tax loss of $118,000 ($73,000 after-tax, or less than $0.01 per diluted share) from the sale of a purchased home equity portfolio, a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio, a pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc., a pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds, and the reversal of a valuation allowance for state deferred income tax assets of $1.7 million, or $0.07 per diluted share. Excluding these five items, net income was $9.8 million, or $0.40 per diluted share, for first nine months of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 35% for the three and nine months ended September 30, 2017. A statutory rate of 34% was used for the three and nine months ended September 30, 2016.

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,096,034	$19,779	3.74%	$1,726,088	$15,166	3.50%
Securities	301,484	1,609	2.12	403,038	2,414	2.38
Other interest earning assets (1)	32,051	215	2.66	31,236	170	2.17
Total interest-earning assets	2,429,569	21,603	3.53%	2,160,362	17,750	3.27%
Non-interest-earning assets	101,188			106,589
Total assets	$2,530,757			$2,266,951
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$153,224	17	0.04%	$140,273	17	0.05%
Regular savings accounts	243,680	191	0.31	272,950	229	0.33
Money market accounts	708,748	1,769	0.99	560,098	1,173	0.83
Certificates of deposit	653,339	2,112	1.28	471,040	1,313	1.11
Total interest-bearing deposits	1,758,991	4,089	0.92	1,444,361	2,732	0.75
Borrowings	133,788	502	1.49	224,660	458	0.81
Total interest-bearing liabilities	1,892,779	4,591	0.96%	1,669,021	3,190	0.76%
Non-interest-bearing deposits	213,459			171,317
Other non-interest-bearing liabilities	23,603			33,936
Total liabilities	2,129,841			1,874,274
Equity	400,916			392,677
Total liabilities and equity	$2,530,757			$2,266,951

Net interest-earning assets (2)	$536,790			$491,341

Net interest and dividend income (FTE)		17,012			14,560
Less: FTE adjustment		(58)			(65)
Net interest and dividend income (GAAP)		$16,954			$14,495

Net interest rate spread (FTE) (3)			2.57%			2.51%
Net interest margin (FTE) (4)			2.78%			2.68%
Average interest-earning assets to interest-bearing liabilities	128.36%			129.44%
Total deposits cost			0.82%			0.67%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,034,160	$55,985	3.68%	$1,643,829	$43,013	3.50%
Securities	335,117	5,470	2.18	417,526	6,862	2.20
Other interest earning assets (1)	33,554	629	2.51	34,835	458	1.76
Total interest-earning assets	2,402,831	62,084	3.45%	2,096,190	50,333	3.21%
Non-interest-earning assets	100,200			102,425
Total assets	$2,503,031			$2,198,615
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$149,806	50	0.04%	$138,254	49	0.05%
Regular savings accounts	253,768	617	0.33	278,624	713	0.34
Money market accounts	683,708	4,957	0.97	490,472	3,002	0.82
Certificates of deposit	598,640	5,242	1.17	455,039	3,744	1.10
Total interest-bearing deposits	1,685,922	10,866	0.86	1,362,389	7,508	0.74
Borrowings	197,908	1,791	1.21	257,798	1,584	0.82
Total interest-bearing liabilities	1,883,830	12,657	0.90%	1,620,187	9,092	0.75%
Non-interest-bearing deposits	195,496			154,877
Other non-interest-bearing liabilities	26,110			29,324
Total liabilities	2,105,436			1,804,388
Equity	397,595			394,227
Total liabilities and equity	$2,503,031			$2,198,615

Net interest-earning assets (2)	$519,001			$476,003

Net interest and dividend income (FTE)		49,427			41,241
Less: FTE adjustment		(184)			(229)
Net interest and dividend income (GAAP)		$49,243			$41,012

Net interest rate spread (FTE) (3)			2.55%			2.46%
Net interest margin (FTE) (4)			2.75%			2.63%
Average interest-earning assets to interest-bearing liabilities	127.55%			129.38%
Total deposits cost			0.77%			0.66%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,015	$1,598	$4,613
Securities	(562)	(243)	(805)
Other	4	41	45
Total interest-earning assets	2,457	1,396	3,853
Interest-bearing liabilities:
NOW accounts	1	(1)	—
Savings accounts	(24)	(14)	(38)
Money market accounts	275	321	596
Certificates of deposit	445	354	799
Total interest-bearing deposits	697	660	1,357
Borrowings	(135)	179	44
Total interest-bearing liabilities	562	839	1,401
Change in net interest and dividend income (FTE)	$1,895	$557	$2,452

	Nine Months Ended September 30,
	2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$9,793	$3,179	$12,972
Securities	(1,330)	(62)	(1,392)
Other	(16)	187	171
Total interest-earning assets	8,447	3,304	11,751
Interest-bearing liabilities:
NOW accounts	2	(1)	1
Savings accounts	(54)	(42)	(96)
Money market accounts	1,037	918	1,955
Certificates of deposit	1,119	379	1,498
Total interest-bearing deposits	2,104	1,254	3,358
Borrowings	(310)	517	207
Total interest-bearing liabilities	1,794	1,771	3,565
Change in net interest and dividend income (FTE)	$6,653	$1,533	$8,186

Net Interest and Dividend Income. Net interest and dividend income was $17.0 million in the third quarter of 2017, up $2.5 million, or 17.0%, from $14.5 million in the third quarter of 2016. Net interest and dividend income on a fully tax equivalent basis (referred to herein as "Reported net interest and dividend income (FTE)", a Non-GAAP measure) was $17.0 million in the third quarter of 2017, up $2.5 million, or 16.8%, from $14.6 million in the third quarter of 2016. Net interest margin on a fully tax equivalent basis (referred to herein as "Reported net interest margin (FTE)", a Non-GAAP measure) improved to 2.78% in the third quarter of 2017 from 2.68% in the third quarter of 2016. Excluding the impact of Nantucket purchase accounting accretion from both periods and mutual fund dividends and accelerated bond premium amortization and discount accretion from note redemptions from the third quarter of 2016 (which results in what we refer to herein for the quarters ending September 30, 2017 and 2016 as "adjusted net interest and dividend income (FTE)" and "adjusted net interest margin (FTE)"), adjusted net interest and dividend income (FTE) was $16.9 million in the third quarter of 2017, up $2.8 million, or 19.4%, from $14.2 million in the third quarter of 2016. Adjusted net interest margin (FTE) improved to 2.76% in the third quarter of 2017 from 2.65% in the third quarter of 2016. Adjusted net interest and dividend income (FTE) and adjusted net interest margin (FTE) benefited from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank in June 2017, March 2017, and December 2016. The Company maintains an asset sensitive interest rate risk position. In addition, adjusted net interest income (FTE) was positively impacted by a $369.9 million, or 21.4%, increase in average loans from the third quarter of last year. Average loan growth was driven by higher levels of residential mortgages, commercial real estate loans and commercial business loans. Partially offsetting the improvement from loan growth was a decline in average securities which were down $101.6 million, or 25.2%, from last year's third quarter. This decline reflected the sales of the mutual fund investment portfolio and the remaining portfolio of available-for-sale debt securities during the first half of 2017.

Compared to the first nine months of 2016, net interest and dividend income increased $8.2 million, or 20.1%, to $49.2 million in the first nine months of 2017. Reported net interest and dividend income (FTE) increased $8.2 million, or 19.8%, to $49.4 million, while reported net interest margin (FTE) improved 12 basis points to 2.75%. Excluding the impact of mutual fund dividends and Nantucket purchase accounting accretion from both periods and accelerated bond premium amortization and discount accretion from note redemptions from the first nine months of 2016 (which results in what we refer to herein for the nine months ending September 30, 2017 and 2016 as "adjusted net interest and dividend income (FTE)" and "adjusted net interest margin (FTE)"), adjusted net interest and dividend income (FTE) increased $8.3 million, or 20.3%, to $49.0 million in the first nine months of 2017 while adjusted net interest margin improved 9 basis points to 2.74%. The factors mentioned above that drove the improvement in the quarterly comparison were also the main reasons for the increases in the nine month comparison.

The table shown below provides a reconciliation of reported to adjusted net interest and dividend income and margin for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Unaudited, dollars in thousands)	2017	2016	2017	2016
Net Interest and Dividend Income
Reported net interest and dividend income	$16,954	$14,495	$49,243	$41,012
FTE adjustment	58	65	184	229
Reported net interest and dividend income (FTE)	17,012	14,560	49,427	41,241
Mutual fund dividends	—	(96)	—	(117)
Purchase accounting accretion	(103)	(115)	(391)	(375)
Accelerated bond amortization (accretion) on note redemptions	—	(193)	—	10
Adjusted net interest and dividend income (FTE) (1)	$16,909	$14,156	$49,036	$40,759

Net Interest Margin
Reported net interest margin	2.77%	2.67%	2.74%	2.61%
FTE adjustment	0.01	0.01	0.01	0.02
Reported net interest margin (FTE)	2.78	2.68	2.75	2.63
Mutual fund dividends (2)	—	0.03	—	0.05
Purchase accounting accretion (2)	(0.02)	(0.02)	(0.01)	(0.03)
Accelerated bond amortization (accretion) on note redemptions	—	(0.04)	—	—
Adjusted net interest margin (FTE) (1)	2.76%	2.65%	2.74%	2.65%
______________________

(1)
Management believes that it is a standard practice in the banking industry to present net interest margin and net interest and dividend income on a fully taxable equivalent basis (FTE), using a federal statutory tax rate of 35% (a statutory tax rate of 34% was used prior to the fourth quarter of 2016). Therefore, management believes, these measures provide useful information to investors by allowing them to make peer comparisons.

(2)
In calculating the net interest margin impact of mutual fund dividends and purchase accounting accretion, average earning assets were adjusted to remove the average balances associated with each item. In periods where mutual fund dividend income is low, the removal of the dividend and its related average balance has a positive impact on the adjusted net interest margin. Management believes this adjusted net interest margin (FTE) is useful to investors because of the volatility or non-recurring nature of certain items from quarter to quarter.

Interest and Dividend Income. Interest and dividend income (FTE) increased $3.9 million or 21.7% to $21.6 million for the three months ended September 30, 2017 from $17.8 million for the three months ended September 30, 2016. Interest and fees on loans (FTE) grew $4.6 million, or 30.4%, to $19.8 million in the three months ended September 30, 2017 from $15.2 million in the third quarter of 2016. The increase reflects a $369.9 million, or 21.4%, increase in average loans driven mainly by increases in residential mortgages, commercial real estate loans and commercial business loans. Loan yield improved 24 basis points to 3.74% for the three months ended September 30, 2017 from 3.50% for the three months ended September 30, 2016 due mainly to a benefit from repricing floating rate loans as a result of Federal Reserve interest rate increases and a change in loan mix. Interest on securities (FTE) declined $805,000, or 33.3%, to $1.6 million for the three months ended September 30, 2017 from $2.4 million for the three months ended September 30, 2016, primarily reflecting a lower level of securities due to the sales of the mutual fund investment portfolio and the remaining portfolio of available for sale debt securities in the first half of 2017.

Compared to the first nine months of 2016, interest and dividend income (FTE) increased $11.8 million, or 23.3%, to $62.1 million for the first nine months of 2017. Interest and fees (FTE) on loans grew $13.0 million, or 30.2%, to $56.0 million, in the nine months ended September 30, 2017 from $43.0 million in the first nine months of 2016 as average loans grew $390.3 million, or 23.7%, driven by increases in residential mortgages, commercial real estate loans, and commercial business loans and an 18 basis point increase in loan yield to 3.68% for the first nine months of 2017 reflecting the impact of Federal Reserve interest rate increases. Interest on securities declined $1.4 million, or 20.3%, to $5.5 million for the nine months ended September 30, 2017 from $6.9 million for the nine months ended September 30, 2016. The decline was mainly caused by the sales of the mutual fund investment portfolio and the remaining portfolio of available for sale securities.

Interest Expense. Interest expense increased $1.4 million, or 43.9%, to $4.6 million for the three months ended September 30, 2017 from $3.2 million for the three months ended September 30, 2016. Interest expense on deposits increased $1.4 million, or 49.7%, to $4.1 million for the three months ended September 30, 2017, from $2.7 million for the three months ended September 30, 2016. The increase was mainly due to a $314.6 million, or 21.8%, increase in the average balance of interest-bearing deposits to $1.8 billion in the third quarter of 2017 driven by higher levels of certificates of deposit and money market deposits. In addition, there was a 17 basis point increase in the cost of interest-bearing deposits to 0.92% in the third quarter of 2017 from 0.75% in the third quarter of 2016 due mainly to promotional rate deposit pricing programs. Interest expense on borrowings was $502,000 for the three months ended September 30, 2017, up $44,000, or 9.6%, from $458,000 for the three months ended September 30, 2016. The increase was due to a rise in the cost of borrowings to 1.49% in the third quarter of 2017 from 0.81% in the third quarter of 2016 reflecting the rising interest rate environment that resulted from Federal Reserve interest rate increases. This was partially offset by a $90.9 million, or 40.4%, decline in the average balances of borrowings to $133.8 million in the third quarter of 2017 from $224.7 million in the third quarter of 2016.

Compared to the first nine months of 2016, interest expense increased $3.6 million, or 39.2%, to $12.7 million for the first nine months of 2017 from $9.1 million in the first nine months of 2016. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $3.4 million, or 44.7%, to $10.9 million for the nine months ended September 30, 2017 from $7.5 million for the first nine months of 2016. The increase was mainly due to a $323.5 million, or 23.7%, increase in average interest-bearing deposits to $1.7 billion in the first nine months of 2017 mainly due to a higher level of money market deposits and certificates of deposit. In addition, there was a 12 basis point increase in the cost of interest-bearing deposits to 0.86% in the first nine months of 2017 driven mainly by promotional rate deposit pricing programs. Interest expense on borrowings was $1.8 million in the first nine months of 2017, up $207,000, or 13.1%, from $1.6 million in the first nine months of 2016. The increase was due to a rise in the cost of borrowings to 1.21% in the first nine months of 2017 from 0.82% in the first nine months of 2016, partially offset by a $59.9 million, or 23.2%, decline in average borrowings to $197.9 million in the first nine months of 2017 from $257.8 million in the first nine months of 2016.

Provision for Loan Losses. The provision for loan losses was $242,000 in the third quarter of 2017, compared to $2.9 million in the third quarter of 2016. For the first nine months of 2017, the provision for loan losses was $1.4 million, down $2.5 million, or 64.2%, from the first nine months of 2016. The decline in the provision from prior year periods mainly reflects the recording of a $2.7 million provision in the third quarter of 2016 related to problem loans associated with one commercial customer. The provision for loan losses reflects management’s assessment of risks inherent in the loan portfolio. It is also impacted by loan growth and loan mix and the ongoing planned migration from using historical loss rates based on national FDIC data to those based on of the Company's own loan loss experience.

Non-interest Income. Non-interest income declined $1.3 million, or 31.6%, from the third quarter of 2016 to $2.8 million in the third quarter of 2017. The decline was mainly due to the absence of $562,000 of securities gains and $297,000 of bank-owned life insurance death benefit gains recorded in the year ago quarter and a $118,000 loss on the sale of a purchased home equity loan portfolio recorded in the current quarter. In addition, loan level derivative income declined by $614,000, or 79.7%. These declines were partially offset by a $320,000, or 149.5%, increase in miscellaneous income, mainly reflecting income on CRA-qualified Small Business Investment Company (SBIC) investments.

Non-interest income increased $5.8 million, or 70.1%, from the first nine months of 2016 to $14.2 million in the first nine months of 2017. The increase was mainly due to a gain of $5.9 million from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc., a $1.1 million, or 52.4%, increase in mortgage banking revenue due mainly to a higher level of loan sale gains, and a $443,000, or 278.6%, increase in miscellaneous income. These improvements were partially offset by net securities losses of $94,000 in the first nine months of 2017 compared to securities gains of $982,000 in the first nine months of 2016. The net securities losses in 2017 mainly reflect a $1.1 million loss on the sale of the mutual fund investment portfolio and a $928,000 gain from the sale of the Company's remaining portfolio of available-for-sale debt securities. In addition, the Company recorded bank-owned life insurance death benefit claims of $506,000 in the first nine months of 2016. There were no such gains in the first nine months of 2017.

Non-interest Expense. Non-interest expense increased $121,000, or 0.9%, from the third quarter of 2016 to $13.4 million in the third quarter of 2017. The increase was mainly due to franchise growth, including the opening of the new Seaport branch in the fourth quarter of 2016, as well as the opening of new loan and mortgage production offices. The increases from franchise growth were partially offset by a lower level of professional fees.

For the first nine months of 2017, non-interest expense was $40.1 million, up $1.9 million, or 4.9%, from the first nine months of 2016. The increase was mainly due to franchise growth including the new Seaport branch, new loan and mortgage production offices, the on-boarding of new asset-based lending and municipal banking businesses, higher stock-based and incentive compensation, and merit increases. These increases were partially offset by lower levels of advertising, FDIC deposit insurance, professional fees, intangible amortization and other expense.

Income Tax Provision. The Company recorded an income tax provision of $2.3 million in the third quarter of 2017 and had an effective tax rate in the quarter of 37.9% on pre-tax income of $6.2 million. In the third quarter of 2016, the Company recorded an income tax provision of $891,000 and had an effective tax rate of 35.3% on pre-tax income of $2.5 million. The increase in the effective tax rate compared to the prior year quarter is a result of tax preferential items having a lesser impact on an increase in estimated pre-tax income.

The Company recorded an income tax provision of $6.7 million in the first nine months of 2017 and had an effective tax rate of 30.5% on pre-tax income of $21.9 million. In the first nine months of 2016, the Company recorded a tax provision of $2.5 million and had an effective tax rate of 34.8% on pre-tax income of $7.1 million. The lower effective tax rate in 2017 reflects the reversal of a valuation allowance against state tax assets of $1.7 million during the first quarter.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2017
Real estate:
1-4 family residential	5	$1,005	10	$2,224	15	$3,229
Home equity	3	438	7	788	10	1,226
Commercial real estate	—	—	2	3,966	2	3,966
Total real estate	8	1,443	19	6,978	27	8,421
Consumer loans	2	12	2	133	4	145
Total loans	10	$1,455	21	$7,111	31	$8,566
At December 31, 2016
Real estate:
1-4 family residential	2	$373	14	$2,322	16	$2,695
Home equity	4	496	6	775	10	1,271
Total real estate	6	869	20	3,097	26	3,966
Commercial business	1	13	—	—	1	13
Consumer loans	2	5	1	7	3	12
Total loans	9	$887	21	$3,104	30	$3,991

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. The increase in nonperforming assets from the end of 2016 is mainly due to loans secured by one income property totaling $4.0 million.

	At September 30, 2017	At December 31, 2016
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$5,039	$6,478
Home equity loans and lines	1,195	1,153
Commercial real estate	4,842	941
Commercial business	—	241
Consumer	262	170
Total non-accrual loans	$11,338	$8,983

Other real estate owned	202	—
Total non-performing assets	$11,540	$8,983

Ratios:
Non-accrual loans to total loans	0.54%	0.47%
Non-performing assets to total assets	0.45%	0.36%

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

	At September 30, 2017	At December 31, 2016
	(Dollars in thousands)

Performing troubled debt restructurings	$660	$138
Non-accrual troubled debt restructurings	1,286	1,274
Total	$1,946	$1,412

Ratios:
Performing troubled debt restructurings as a % of total loans	0.03%	0.01%
Nonaccrual troubled debt restructurings as a % of total loans	0.06%	0.07%
Total troubled debt restructurings as a % of total loans	0.09%	0.08%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At September 30, 2017	At December 31, 2016
	(In thousands)
Classified loans:
Substandard	$7,608	$8,452
Doubtful	252	645
Loss	—	—
Total classified loans	7,860	9,097
Special mention	9,541	31,857
Total criticized loans	$17,401	$40,954

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2017, there were $9.5 million of assets designated as special mention compared to $31.9 million at December 31, 2016. We have not identified any potential problem loans that are not included in the tables above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans was 0.97% at September 30, 2017, unchanged from 0.97% at December 31, 2016 and down from 1.01% at September 30, 2016. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$19,917	$18,079	$18,750	$17,102
Charge-offs:
1-4 family residential	—	—	(52)	—
Commercial real estate	—	(321)	—	(321)
Commercial business	—	(2,985)	—	(3,098)
Consumer loans	(36)	(17)	(75)	(46)
Total charge-offs	(36)	(3,323)	(127)	(3,465)
Recoveries:
1-4 family residential	125	100	199	100
Commercial business	—	2	9	35
Total recoveries	125	102	208	135
Net (charge-offs)/recoveries	89	(3,221)	81	(3,330)
Provision for loan losses	242	2,872	1,417	3,958
Balance at end of period	$20,248	$17,730	$20,248	$17,730
Ratios:
Net (charge-offs)/recoveries to average loans outstanding	0.02%	(0.74)%	0.01%	(0.27)%
Allowance for loan losses to non-accrual loans at end of period	179%	226%	179%	226%
Allowance for loan losses to total loans at end of period (1)	0.97%	1.01%	0.97%	1.01%
______________________
(1) Total loans do not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At September 30, 2017		At December 31, 2016
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,095	43.28%	$4,846	44.12%
Home equity	670	3.70	537	4.08
Commercial	8,834	36.06	8,374	35.63
Construction	1,779	4.28	1,353	3.96
Commercial business loans	3,511	11.58	3,206	10.69
Consumer loans	359	1.10	434	1.52
Total allowance	$20,248	100.00%	$18,750	100.00%

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
As of September 30, 2017, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(3.5)%	(9.3)%
+100	2.0%	4.5%
+200	4.1%	7.0%
_______________________

(1)	The calculated change in net interest income for Year One and Year Two assumes a gradual parallel shift across the yield curve over the first twelve months.

The table above indicates that at September 30, 2017, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 2.0% and 4.1% increase, respectively, in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 4.5% and 7.0% increase, respectively, in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 3.5% decrease in net interest income in Year One, and a 9.3% decrease in net interest income in Year Two.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2017 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 2.4% and 6.2%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 5.4% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.
Liquidity and Capital Resources

At September 30, 2017, there were $130.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding with an ability to borrow up to an additional $648.4 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At September 30, 2017, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $10.8 million of U.S. government-sponsored mortgage-backed securities.

At September 30, 2017, the Company also had $42.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at September 30, 2017.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2017, cash and cash equivalents totaled $38.4 million, which was up from $30.5 million at December 31, 2016.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $176.9 million during the nine months ended September 30, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $121.0 million for the nine months ended September 30, 2017.

At September 30, 2017, we had $177.4 million in commitments to originate loans. In addition to commitments to originate loans, we had $302.7 million in unused lines of credit to borrowers and letters of credit and $55.6 million in undisbursed construction loans. Certificates of deposit due within one year of September 30, 2017 totaled $379.8 million, or 19.1% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of September 30, 2017 totaled $144.7 million, or 7.3% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2017. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2017, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 8, 2017. As of September 30, 2017, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2016.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (ii) the Consolidated Statements of Net Income for the three and nine months ended September 30, 2017 and 2016 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: November 3, 2017	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: November 3, 2017	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer