Form 10-Q
period 2018-03-31
Blue Hills Bancorp, Inc.
filed 2018-05-04
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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
YES [   ]     NO [X]

As of May 1, 2018 there were 26,863,521 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	March 31, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$18,194	$16,149
Short-term investments	26,878	30,018
Total cash and cash equivalents	45,072	46,167
Equity securities, at fair value	9,651	—
Securities available for sale, at fair value	—	9,720
Securities held to maturity, at amortized cost	304,036	303,716
Federal Home Loan Bank stock, at cost	10,730	12,105
Loans held for sale	5,865	8,992
Loans, net of allowance for loan losses of $20,185 at March 31, 2018 and $20,877 at December 31, 2017	2,184,290	2,186,147
Premises and equipment, net	20,685	21,573
Other real estate owned	3,649	—
Accrued interest receivable	6,120	6,438
Goodwill	9,160	9,160
Core deposit intangible	406	557
Net deferred tax asset	5,197	6,000
Bank-owned life insurance	33,354	33,078
Other assets	30,936	24,867
	$2,669,151	$2,668,520
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$215,675	$219,984
Interest bearing	1,862,163	1,819,885
Total deposits	2,077,838	2,039,869
Short-term borrowings	65,000	100,000
Long-term debt	105,000	105,000
Accrued expenses and other liabilities	25,869	25,845
Total liabilities	2,273,707	2,270,714

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,861,521 and 26,827,660 issued and outstanding at March 31, 2018 and December 31, 2017, respectively)	268	268
Additional paid-in capital	256,470	254,750
Unearned compensation-ESOP	(19,547)	(19,737)
Retained earnings	160,124	163,978
Accumulated other comprehensive loss	(1,871)	(1,453)
Total stockholders' equity	395,444	397,806
	$2,669,151	$2,668,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$21,809	$17,382
Interest on securities	1,857	2,210
Dividends	204	157
Other	78	32
Total interest and dividend income	23,948	19,781
Interest expense:
Interest on deposits	4,775	3,254
Interest on borrowings	814	646
Total interest expense	5,589	3,900
Net interest and dividend income	18,359	15,881
Provision (credit) for loan losses	(460)	57
Net interest and dividend income, after provision (credit) for loan losses	18,819	15,824
Non-interest income:
Deposit account fees	355	320
Interchange and ATM fees	391	348
Mortgage banking	740	740
Loan level derivative income	240	164
Net unrealized losses on equity securities	(69)	—
Loss on sales of available for sale securities, net	—	(1,022)
Gain on exchange of investment in Northeast Retirement Services	653	5,947
Bank-owned life insurance income	276	257
Gain on sale of premises and equipment	271	—
Miscellaneous	1,041	62
Total non-interest income	3,898	6,816
Non-interest expense:
Salaries and employee benefits	8,382	7,563
Occupancy and equipment	2,083	2,115
Data processing	1,044	1,044
Professional fees	453	869
Advertising	304	367
FDIC deposit insurance	233	212
Directors’ fees	409	374
Amortization of core deposit intangible	151	247
Other general and administrative	812	609
Total non-interest expense	13,871	13,400
Income before income taxes	8,846	9,240
Provision for income taxes	2,263	1,753
Net income	$6,583	$7,487
Earnings per common share:
Basic	$0.27	$0.31
Diluted	$0.27	$0.31
Weighted average shares outstanding:
Basic	24,172,237	23,911,419
Diluted	24,827,850	24,275,665
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$6,583	$7,487
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains	—	1,803
Reclassification adjustment for net losses realized in net income (1)	—	1,022
Net change in unrealized gains	—	2,825
Tax effect	—	(904)
Net-of-tax amount	—	1,921
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(18)	(23)
Tax effect	5	(4)
Net-of-tax amount	(13)	(27)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	66	89
Tax effect	(19)	(59)
Net-of-tax amount	47	30
Other comprehensive income	34	1,924
Comprehensive income	$6,617	$9,411
______________________

(1)
Amounts are included in gain (loss) on sales of available for sale securities, net, in the consolidated statements of net income. Income tax benefit associated with the reclassification adjustment for the three months ended March 31, 2017 was $(356,000).

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive (loss) income	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2016	26,759,953	$268	$249,308	$(20,496)	$161,896	$(4,069)	$386,907
Cumulative effect of change in accounting principle (Note 1)	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	7,487	1,924	9,411
ESOP shares committed to be released	—	—	151	190	—	—	341
Common stock dividends declared ($0.05 per common share)	—	—	—	—	(1,196)	—	(1,196)
Restricted stock awards granted	175,695	1	—	—	—	—	1
Restricted stock awards forfeited	(84,417)	(1)	—	—	—	—	(1)
Share-based compensation expense	—	—	1,408	—	—	—	1,408
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from the exercise of options	13,000	—	180	—	—	—	180
Balance at March 31, 2017	26,858,328	$268	$250,967	$(20,306)	$168,160	$(2,145)	$396,944

Balance at December 31, 2017	26,827,660	$268	$254,750	$(19,737)	$163,978	$(1,453)	$397,806
Cumulative effect of change in accounting principle ASU 2016-01 (Note 2)	—	—	—	—	173	(173)	—
Adoption of ASU 2018-02 (Note 2)	—	—	—	—	279	(279)	—
Comprehensive income	—	—	—	—	6,583	34	6,617
ESOP shares committed to be released	—	—	188	190	—	—	378
Common stock dividends declared ($0.45 per common share)	—	—	—	—	(10,889)	—	(10,889)
Restricted stock awards granted	36,500	—	—	—	—	—	—
Restricted stock awards forfeited	(23,000)	—	—	—	—	—	—
Share-based compensation expense	—	—	1,349	—	—	—	1,349
Share redemption for tax withholdings for restricted stock vesting	(15,969)	—	(325)	—	—	—	(325)
Proceeds from exercise of options	36,330	—	508	—	—	—	508
Balance at March 31, 2018	26,861,521	$268	$256,470	$(19,547)	$160,124	$(1,871)	$395,444
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$6,583	$7,487
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(460)	57
Net amortization of securities	214	620
Loss on sales and calls of available for sale securities, net	—	1,022
Net unrealized losses on equity securities	69	—
Net change in loans held for sale	3,127	1,086
Net amortization of net deferred loan origination costs and discounts	181	(19)
Depreciation and amortization of premises and equipment	516	532
Amortization of core deposit intangible	151	247
Bank-owned life insurance income, including death benefit gains	(276)	(257)
ESOP expense	378	341
Deferred income tax benefit	895	428
Share-based compensation expense	1,349	1,408
Gain on exchange of investment in Northeast Retirement Services	(653)	(5,947)
Gain on sale of premises and equipment	(271)	—
Net change in:
Accrued interest receivable	318	63
Other assets	(6,483)	543
Accrued expenses and other liabilities	743	(3,717)
Net cash provided by operating activities	6,381	3,894
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(9,507)
Sales	—	44,855
Principal paydowns	—	3,364
Activity in securities held to maturity:
Purchases	(9,695)	(8,086)
Principal paydowns	9,143	7,099
Loan originations and purchases, net of paydowns	(1,513)	(55,641)
Net purchases of premises and equipment	643	(356)
Purchase of FHLBB stock	(2,969)	(1,870)
Redemption of FHLBB stock	4,344	394
Proceeds from exchange of investment in Northeast Retirement Services	308	1,595
Net cash provided by (used in) investing activities	261	(18,153)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	50,342	70,318
Net change in brokered deposits	(12,373)	(22,283)
Net change in short-term borrowings	(35,000)	(28,000)
Share redemption for tax withholdings for restricted stock vesting	(325)	(107)
Proceeds from exercise of stock options	508	180
Common stock dividends paid	(10,889)	(1,196)
Net cash provided by (used in) financing activities	(7,737)	18,912
Net change in cash and cash equivalents	(1,095)	4,653
Cash and cash equivalents at beginning of period	46,167	30,496
Cash and cash equivalents at end of period	$45,072	$35,149
Supplementary information:
Interest paid	$5,611	$3,806
Income taxes paid, net of refunds	1,348	46
Other real estate owned acquired in settlement of loans	3,649	—
Common stock dividends declared	10,889	1,196
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(concluded)

BLUE HILLS BANCORP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of Presentation

The accompanying unaudited interim consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. (the "Company"), its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank (the "Bank"), the principal operating entity, and the Bank's wholly-owned subsidiaries, B.H. Security Corporation, HP Security Corporation and 1196 Corporation, which are Massachusetts security corporations, and Nantucket Property Acquisition Company LLC, the Bank's subsidiary that holds other real estate owned. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited consolidated financial statements of the Company presented herein have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and Article 10 of Regulation S-X and do not include all of the information and note disclosures required by GAAP for a complete set of financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) and disclosures necessary for the fair presentation of the accompanying consolidated financial statements have been included. Interim results are not necessarily reflective of the results of the year. The accompanying unaudited financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, included in the Company's annual report on Form 10-K.

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

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Loss experience is updated at least quarterly with consideration given to unsual circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

The allowance consists of general and allocated components, as further described below.

General component
The general component of the allowance for loan losses is based on a combination of the Company's own history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars dating back to 2010, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Accounting Standards Adopted in the Period

In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The purpose of this Update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The Company adopted the Update on January 1, 2018. The effect of applying the provisions of this Update resulted in an increase to retained earnings and a corresponding decrease in accumulated other comprehensive loss in the amount of $279,000.

Effective January 1, 2018, the Company adopted ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The Update also requires Companies to utilize an "exit price" fair value methodology when measuring the fair value of financial instruments. The cumulative effect of applying the provisions of this Update resulted in an increase to retained earnings and a corresponding decrease to accumulated other comprehensive loss in the amount of $173,000.

Effective January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The impact to the consolidated financial statements upon adopting was not material.

Effective January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The amendments in this Update require that in the statement of cash flows, amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The impact to the consolidated financial statements upon adopting was not material.

Effective January 1, 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers. This Update provides a revenue recognition framework for any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts are within the scope of other accounting standards. The Company's revenue relates principally to financial instruments, which are explicitly excluded from the scope of the new guidance. The Company adopted this Update on January 1, 2018 and the impact to the consolidated financial statements upon adopting was not material.

Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The Update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Update should be applied prospectively to awards modified on or after the effective date. The impact to the consolidated financial statements upon adopting was not material.

Recently Issued
In March 2018, the FASB issued ASU 2018-04, Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980). Amendments to SEC paragraph Pursuant to SEC Staff Accounting Bulletin No. 177 and SEC Release No 33-9273, the amendment of ASU 2018-04 adds, amends and supersedes variance paragraphs that contain SEC guidance in ASC 320, Investments-Debt Securities and ASC 980, Regulated Operations. The Company does not anticipate the adoption of ASU 2018-04 will have a material impact on its consolidated financial statements.

Future Application of Accounting Pronouncements Previously Issued

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period permitted. The Update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, we currently expect the adoption to have an immaterial impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. This Update is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company's assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Future lease commitments as of March 31, 2018 amounted to $21.2 million.

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,678	$—	$(1,187)	$29,491
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,585	15	(6,892)	238,708
SBA asset-backed securities	27,773	—	(500)	27,273
Total securities held to maturity	$304,036	$15	$(8,579)	$295,472

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	$9,437	$755	$(472)	$9,720

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,673	$—	$(894)	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	244,668	30	(3,437)	241,261
SBA asset-backed securities	28,375	28	(329)	28,074
Total securities held to maturity	$303,716	$58	$(4,660)	$299,114

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2018 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on expected maturities, the mortgage and asset-backed securities and collateralized mortgage obligations, included below, have a 4.1 year weighted average duration.

	Amortized Cost	Fair Value
	(In thousands)
After 1 year through 5 years	$15,630	$15,225
After 5 years through 10 years	15,048	14,266
	30,678	29,491
Mortgage and asset-backed securities and collateralized mortgage obligations	273,358	265,981
	$304,036	$295,472

For the three months ended March 31, 2018, net unrealized gains on equity securities held at the end of the period are $214,000. For the three months ended March 31, 2017, proceeds from sales of securities available for sale amounted to $44.9 million, gross realized gains amounted to $267,000, and gross realized losses amounted to $1.3 million.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2018
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(206)	$8,429	$(981)	$21,062
Government-sponsored mortgage-backed and collateralized mortgage obligations	(3,208)	121,191	(3,684)	112,427
SBA asset-backed securities	(142)	16,286	(358)	10,987
Total temporarily impaired held-to-maturity securities	$(3,556)	$145,906	$(5,023)	$144,476

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

At March 31, 2018, multiple debt securities have unrealized losses with aggregate depreciation of approximately 2.9% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality and it is more likely than not that the Company will recover their amortized cost bases by maturity, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2018. Management has the ability and intent to hold the securities until maturity.

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Temporarily impaired marketable equity securities	$(449)	$4,310	$(23)	$443

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(109)	$8,521	$(785)	$21,258
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,563)	119,782	(1,874)	111,712
SBA asset-backed securities	(34)	9,897	(295)	11,423
Total temporarily impaired securities held to maturity	$(1,706)	$138,200	$(2,954)	$144,393

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Real estate:
1-4 family residential	$934,595	$922,627
Home equity	75,013	80,662
Commercial real estate	849,178	834,264
Construction	73,354	91,050
	1,932,140	1,928,603
Commercial business	249,285	253,509
Consumer	19,911	21,698
Total loans	2,201,336	2,203,810
Allowance for loan losses	(20,185)	(20,877)
Discount and fair value adjustments on purchased loans	(1,314)	(1,477)
Deferred loan costs and fees, net	4,453	4,691
Loans, net	$2,184,290	$2,186,147

Activity in the allowance for loan losses for the three months ended March 31, 2018 and 2017, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended March 31, 2018
Allowance at December 31, 2017	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Provision (credit) for loan losses	23	(68)	121	(427)	(95)	(14)	(460)
Loans charged-off	—	—	(194)	—	(25)	(21)	(240)
Recoveries	—	—	—	—	—	8	8
Allowance at March 31, 2018	$5,099	$631	$9,511	$1,281	$3,353	$310	$20,185

Three Months Ended March 31, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$18,750
Provision (credit) for loan losses	80	21	(41)	104	(89)	(18)	57
Loans charged-off	—	—	—	—	—	(15)	(15)
Recoveries	74	—	—	—	9	—	83
Allowance at March 31, 2017	$5,000	$558	$8,333	$1,457	$3,126	$401	$18,875

Additional information pertaining to the allowance for loan losses at March 31, 2018 and December 31, 2017 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
March 31, 2018
Allowance related to impaired loans	$51	$—	$—	$—	$—	$1	$52
Allowance related to non-impaired loans	5,048	631	9,511	1,281	3,353	309	20,133
Total allowance for loan losses	$5,099	$631	$9,511	$1,281	$3,353	$310	$20,185
Impaired loans	$6,027	$1,327	$2,397	$—	$305	$92	$10,148
Non-impaired loans	928,568	73,686	846,781	73,354	248,980	19,819	2,191,188
Total loans	$934,595	$75,013	$849,178	$73,354	$249,285	$19,911	$2,201,336
December 31, 2017
Allowance related to impaired loans	$80	$—	$—	$—	$—	$1	$81
Allowance related to non-impaired loans	4,996	699	9,584	1,708	3,473	336	20,796
Total allowance for loan losses	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Impaired loans	$5,949	$1,387	$4,744	$—	$—	$202	$12,282
Non-impaired loans	916,678	79,275	829,520	91,050	253,509	21,496	2,191,528
Total loans	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

The following is a summary of past due and non-accrual loans, by loan class, at March 31, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
March 31, 2018
Real estate:
1-4 family residential	$658	$275	$1,337	$2,270	$5,549
Home equity	692	222	908	1,822	1,327
Commercial real estate	—	—	—	—	2,397
Commercial business	—	—	—	—	305
Consumer	127	19	7	153	92
Total	$1,477	$516	$2,252	$4,245	$9,670

December 31, 2017
Real estate:
1-4 family residential	$381	$348	$2,184	$2,913	$5,190
Home equity	509	13	656	1,178	1,387
Commercial real estate	—	—	3,893	3,893	4,744
Consumer	107	7	92	206	202
Total	$997	$368	$6,825	$8,190	$11,523

There were no loans past due 90 days or more and still accruing interest at March 31, 2018 and December 31, 2017.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
March 31, 2018	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,490	$4,886	$—
Home equity	1,327	1,469	—
Commercial real estate	2,397	2,500	—
Commercial business	305	341	—
Consumer	91	105	—
Total	8,610	9,301	—

Impaired loans with a valuation allowance:
1-4 family residential	1,537	1,537	51
Consumer	1	1	1
Total	1,538	1,538	52
Total impaired loans	$10,148	$10,839	$52

December 31, 2017
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,501	$4,897	$—
Home equity	1,387	1,523	—
Commercial real estate	4,744	5,206	—
Commercial business	—	11	—
Consumer	191	243	—
Total	10,823	11,880	—

Impaired loans with a valuation allowance:
Real estate:
1-4 family residential	1,448	1,448	80
Consumer	11	11	1
Total	1,459	1,459	81

Total impaired loans	$12,282	$13,339	$81

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended March 31, 2018	(In thousands)
Real estate:
1-4 family residential	$5,988	$78
Home equity	1,357	9
Commercial real estate	3,571	24
Commercial business	153	4
Consumer	147	2
Total	$11,216	$117

Three Months Ended March 31, 2017
Real estate:
1-4 family residential	$6,620	$78
Home equity	1,087	14
Commercial real estate	3,007	8
Commercial business	232	3
Consumer	167	1
Total	$11,113	$104

No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings entered into during the three months ended March 31, 2018 are as follows:

	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:	(In thousands)
1-4 family residential	3	$469	$475
Commercial real estate	1	$1,563	$1,563
Total	4	$2,032	$2,038

There were no material troubled debt restructurings recorded during the three months ended March 31, 2017. Loans modified during the three months ended March 31, 2018 were modified to capitalize past due interest for residential loans and extend interest only periods for commercial real estate loans.

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

The following tables present the Company’s loans by risk rating at March 31, 2018 and December 31, 2017:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
March 31, 2018
Loans rated 1 - 6	$1,014	$265	$840,962	$73,354	$244,949	$—	$1,160,544
Loans rated 7	2,948	1,469	4,635	—	4,030	123	13,205
Loans rated 8	2,549	—	3,581	—	306	—	6,436
Loans rated 9	247	—	—	—	—	—	247
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	927,837	73,279	—	—	—	19,788	1,020,904
	$934,595	$75,013	$849,178	$73,354	$249,285	$19,911	$2,201,336
December 31, 2017
Loans rated 1 - 6	$1,022	$270	$821,815	$91,050	$252,765	$3	$1,166,925
Loans rated 7	2,848	1,523	4,660	—	744	121	9,896
Loans rated 8	2,566	—	7,789	—	—	—	10,355
Loans rated 9	250	—	—	—	—	—	250
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	915,941	78,869	—	—	—	21,574	1,016,384
	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

NOTE 5 - OTHER REAL ESTATE OWNED

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from foreclosed assets. At March 31, 2018, other real estate owned consists of one commercial real estate property that the Company foreclosed on during the three months ended March 31, 2018. The balance was $3.6 million as of March 31, 2018. There was no balance as of December 31, 2017.

Expenses applicable to foreclosed assets were $18,000 during the quarter ending March 31, 2018. There were no expenses for the quarter ended March 31, 2017.

NOTE 6 - DERIVATIVES

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

The table below presents information about derivative financial instruments not designated as hedging instruments at March 31, 2018 and December 31, 2017.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
March 31, 2018
Economic hedges:
Commercial loan level interest rate swap agreements	$597,239	$13,313	$597,239	$13,313
Other contracts	37,519	37	54,114	25
Total derivatives	$634,758	$13,350	$651,353	$13,338
December 31, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$582,388	$8,741	$582,388	$8,741
Other contracts	27,689	25	54,293	44
Total derivatives	$610,077	$8,766	$636,681	$8,785

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

To protect against the price risk inherent in derivative loan commitments, the Company utilizes both "mandatory delivery" and "best efforts" forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Mandatory delivery contracts are accounted for as derivative instruments. Included in the mandatory delivery forward commitments are To Be Announced securities (“TBAs”).
Mandatory delivery forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets and other liabilities with changes in their fair values recorded in other non-interest income.

With best effort contracts, the Company commits to deliver an individual mortgage loan of a specified principal amount and quality to an investor if the loan to the underlying borrower closes. Generally best efforts cash contracts have no pair off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded (e.g., on the same day the lender commits to lend funds to a potential borrower). The Company expects that these best efforts forward loan sale commitments will experience a net neutral shift in fair value with related derivative loan commitments.

The Company utilizes both mandatory delivery contracts and TBA securities to protect against the price risk inherent in derivative loan commitments.  With mandatory delivery contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, it is obligated to pay a “pair-off” fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall. Generally the Company makes this type of commitment once mortgage loans have been funded and are held for sale, in order to minimize the risk of failure to deliver the requisite volume of loans to the investor and paying pair-off fees as a result.  The Company also sells TBA securities to offset potential changes in the fair value of derivative loan commitments.  Generally the Company sells TBA securities upon entering derivative loan commitments for settlement in 30 to 90 days.  The Company expects that mandatory delivery contracts, including TBA securities, will experience changes in fair value opposite to the changes in the fair value of derivative loan commitments.

At March 31, 2018, the Company had $14.7 million of interest rate lock commitments to borrowers and loans held for sale of $3.0 million with $17.7 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. At March 31, 2018, the Company had $12.1 million of interest rate lock commitments to borrowers and loans held for sale of $2.8 million with $14.9 million of forward commitments for the future delivery of residential mortgage loans on a mandatory delivery basis. Included in the forward commitments are open TBAs with a notional amount of $12.0 million and $3.0 million of closed hedge instruments that are not settled at March 31, 2018.

At December 31, 2017, the Company had $16.4 million of loan commitments to borrowers and loans held for sale of $8.9 million with $25.3 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. The Company did not have any commitments under mandatory delivery at December 31, 2017.

The fair value of such commitments as of March 31, 2018 and December 31, 2017 are outlined below:

	Assets		Liabilities
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
	(In thousands)
March 31, 2018
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$206	Other liabilities	$16
Mortgage loan commitments mandatory delivery	Other assets	171	Other liabilities	—
Total mortgage derivative commitments		$377		$16

Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$30	Other liabilities	$66
Forward loan sale commitments mandatory delivery	Other assets	—	Other liabilities	55
Total forward loan sale commitments		$30		$121
Total		$407		$137

December 31, 2017
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$210	Other liabilities	$36
Mortgage loan commitments mandatory delivery	Other assets	—	Other liabilities	—
Total mortgage derivative commitments		$210		$36
Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$22	Other liabilities	$69
Forward loan sale commitments mandatory delivery	Other assets	—	Other liabilities	—
Total forward loan sale commitments		$22		$69
Total		$232		$105

NOTE 7 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
NOW and demand	$382,406	$381,316
Regular savings	216,894	221,004
Money market	643,336	646,603
Brokered money market	90,369	92,798
Total non-certificate accounts	1,333,005	1,341,721

Term certificates of $250,000 or more	156,244	134,649
Term certificates less than $250,000	348,752	313,733
Brokered term certificates	239,837	249,766
Total term certificate accounts	744,833	698,148
Total deposits	$2,077,838	$2,039,869

At March 31, 2018, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$407,640	1.36%
1-2 years	247,331	1.87
2-3 years	45,423	1.74
3-4 years	20,369	1.78
4 years and beyond	24,070	2.13
	$744,833	1.59%
NOTE 8 - FAIR VALUE MEASUREMENTS

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
March 31, 2018
Assets
Equity securities, at fair value	$9,651	$—	$—	$9,651
Derivative assets:
Interest rate swap agreements	—	13,350	—	13,350
Forward loan sale commitments-best efforts	—	—	30	30
Mortgage loan commitments-best efforts	—	—	206	206
Mortgage loan commitments-mandatory delivery	—	—	171	171
Total assets	$9,651	$13,350	$407	$23,408
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$13,338	$—	$13,338
Forward loan sale commitments best efforts	—	—	66	66
Forward loan sale commitments mandatory delivery	—	—	55	55
Mortgage loan commitments best efforts	—	—	16	16
Total liabilities	$—	$13,338	$137	$13,475

December 31, 2017
Assets
Securities available for sale:
Marketable equity securities	9,720	—	—	9,720
Derivative assets:
Interest rate swap agreements	—	8,766	—	8,766
Forward loan sale commitments-best efforts	—	—	22	22
Mortgage loan commitments-best efforts	—	—	210	210
Total assets	$9,720	$8,766	$232	$18,718
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,785	$—	$8,785
Forward loan sale commitments-best efforts	—	—	69	69
Mortgage loan commitments-best efforts	—	—	36	36
Total liabilities	$—	$8,785	$105	$8,890

The following methods and assumptions were used by the Company in estimating fair value:

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

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$2,108	$—	$—	$2,214
The following table summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Impaired loans	$(194)	$77
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2018
Financial assets:
Cash and cash equivalents	$45,072	$45,072	$—	$—	$45,072
Equity securities at fair value	9,651	9,651	—	—	9,651
Securities held to maturity	304,036	—	295,472	—	295,472
Federal Home Loan Bank stock	10,730	—	—	10,730	10,730
Loans and loans held for sale, net	2,190,155	—	—	2,165,575	2,165,575
Accrued interest receivable	6,120	—	—	6,120	6,120
Financial liabilities:					—
Deposits	2,077,838	—	—	2,071,733	2,071,733
Borrowings	170,000	—	168,656	—	168,656
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	13,350	—	13,350	—	13,350
Forward loan sale commitments-best efforts	30	—	—	30	30
Mortgage loan commitments-best efforts	206	—	—	206	206
Mortgage loan commitments-mandatory delivery	171			171	171
Derivative liabilities:
Interest rate swap agreements	13,338	—	13,338	—	13,338
Forward loan sale commitments-best efforts	66	—	—	66	66
Forward loan sale commitments-mandatory delivery	55	—	—	55	55
Mortgage loan commitments-best efforts	16	—	—	16	16

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$46,167	$46,167	$—	$—	$46,167
Securities available for sale	9,720	9,720	—	—	9,720
Securities held to maturity	303,716	—	299,114	—	299,114
Federal Home Loan Bank stock	12,105	—	—	12,105	12,105
Loans and loans held for sale	2,195,139	—	—	2,174,871	2,174,871
Accrued interest receivable	6,438	—	—	6,438	6,438
Financial liabilities:
Deposits	2,039,869	—	—	2,036,150	2,036,150
Borrowings	205,000	—	203,913	—	203,913
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	8,766	—	8,766	—	8,766
Forward loan sale commitments-best efforts	22	—	—	22	22
Mortgage loan commitments-best efforts	210	—	—	210	210
Derivative liabilities:
Interest rate swap agreements	8,785	—	8,785	—	8,785
Forward loan sale commitments-best efforts	69	—	—	69	69
Mortgage loan commitments-best efforts	36	—	—	36	36

NOTE 9 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized gain (loss)	$—	$283
Tax effect	—	(140)
Net-of-tax amount	—	143
Securities held to maturity:
Net unrealized gain on transferred securities	231	250
Tax effect	(26)	(66)
Net-of-tax amount	205	184
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,628)	(2,694)
Tax effect	552	914
Net-of-tax amount	(2,076)	(1,780)
	$(1,871)	$(1,453)

NOTE 10 - STOCKHOLDERS' EQUITY

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2018, the capital conservation buffer is 1.875%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of March 31, 2018.

As of March 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of March 31, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
March 31, 2018
Total capital (to risk weighted assets)	$408,223	19.4%	$167,942	8.0%	$209,928	10.0%
Tier 1 capital (to risk weighted assets)	388,039	18.5	125,957	6.0	167,942	8.0
Common equity Tier 1 (to risk weighted assets)	388,039	18.5	94,468	4.5	136,453	6.5
Tier 1 capital (to average assets)	388,039	14.7	105,730	4.0	132,162	5.0
December 31, 2017
Total capital (to risk weighted assets)	$410,088	19.7%	$166,635	8.0%	$208,294	10.0%
Tier 1 capital (to risk weighted assets)	389,211	18.7	124,977	6.0	166,635	8.0
Common equity Tier 1 (to risk weighted assets)	389,211	18.7	93,732	4.5	135,391	6.5
Tier 1 capital (to average assets)	389,211	14.9	104,278	4.0	130,348	5.0
Blue Hills Bank:
March 31, 2018
Total capital (to risk weighted assets)	$349,045	16.6%	$167,751	8.0%	$209,689	10.0%
Tier 1 capital (to risk weighted assets)	328,860	15.7	125,813	6.0	167,751	8.0
Common equity Tier 1 (to risk weighted assets)	328,860	15.7	94,360	4.5	136,298	6.5
Tier 1 capital (to average assets)	328,860	12.5	105,603	4.0	132,004	5.0
December 31, 2017
Total capital (to risk weighted assets)	$341,175	16.4%	$166,391	8.0%	$207,988	10.0%
Tier 1 capital (to risk weighted assets)	320,298	15.4	124,793	6.0	166,391	8.0
Common equity Tier 1 (to risk weighted assets)	320,298	15.4	93,595	4.5	135,192	6.5
Tier 1 capital (to average assets)	320,298	12.3	104,137	4.0	130,171	5.0

NOTE 11- EMPLOYEE STOCK OWNERSHIP PLAN

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

	March 31, 2018	December 31, 2017

Allocated	295,774	219,860
Committed to be allocated	18,718	75,912
Unallocated	1,954,979	1,973,699
	2,269,471	2,269,471

The fair value of unallocated shares was $40.8 million and $39.7 million at March 31, 2018 and December 31, 2017, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended March 31, 2018 and 2017 was $378,000 and $341,000, respectively.

NOTE 12 – EARNINGS PER COMMON SHARE

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended March 31,
	2018	2017
	(In thousands, except share amounts)
Net income applicable to common stock	$6,583	$7,487

Average number of common shares outstanding	26,861,565	26,842,047
Less: Average unallocated ESOP shares	(1,964,339)	(2,040,249)
Less: Average unvested restricted stock awards	(724,989)	(890,379)
Average number of common shares outstanding used to calculate basic earnings per common share	24,172,237	23,911,419

Effect of dilutive stock options	432,287	139,392
Effect of dilutive unvested restricted stock awards	223,326	224,854
Average number of common shares outstanding used to calculate diluted earnings per common share	24,827,850	24,275,665

Earnings per common share:
Basic	$0.27	$0.31
Diluted	$0.27	$0.31

Options for 552,950 and 362,100 shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three months ended March 31, 2018 and 2017, respectively.

NOTE 13 - SHARE-BASED COMPENSATION

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the three months ended March 31, 2018:

Options granted	145,000
Vesting period (years)	5
Term (years)	10
Fair value calculation assumptions:
Expected volatility	26.47%
Expected life (years)	6.5
Expected dividend yield	3.21%
Risk free interest rate	2.39%
Weighted average grant date fair value	$4.12

A summary of the status of the Company's stock option grants for the three months ended March 31, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,684,650	$14.70
Granted	145,000	20.70
Forfeited	(73,500)	14.07
Exercised	(36,330)	13.99		$255,000
Outstanding at March 31, 2018	2,719,820	$15.04	7.76	$15,794,000
Exercisable at March 31, 2018	977,250	$14.38	7.31	$6,327,000
Unrecognized compensation cost inclusive of directors' options at March 31, 2018	$6,692,000
Weighted average remaining recognition period (years)	3.05

For the three months ended March 31, 2018 and 2017, share-based compensation expense applicable to the stock options was $572,000 and $610,000, respectively, and the recognized tax benefit related to this expense was $102,000 and $156,000, respectively.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted to date, 40,000 are performance based, of which 12,000 have vested, 4,000 have been forfeited and 24,000 remain unvested. There were 2,000 performance shares forfeited during the three months ended March 31, 2018.

The following table presents the activity in non-vested stock awards under the Equity Plan for the three months ended March 31, 2018:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2017	730,420	$15.11
Granted	36,500	20.70
Vested	(48,749)	17.03
Forfeited	(23,000)	14.07
Nonvested stock awards at March 31, 2018	695,171	$15.31
Unrecognized compensation cost inclusive of directors' awards at March 31, 2018	$9,367,000
Weighted average remaining recognition period (years)	3.09

For the three months ended March 31, 2018 and 2017, share-based compensation expense applicable to restricted stock awards was $777,000 and $798,000, respectively, and the recognized tax benefit related to this expense was $202,000 and $305,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three months ended March 31, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at March 31, 2018 and December 31, 2017

Total Assets. Total assets were relatively unchanged during the first three months of 2018. Assets were $2.7 billion at March 31, 2018 and December 31, 2017.

Loans. Net loans were relatively unchanged during the first three months of 2018. Net loans were $2.2 billion at March 31, 2018 and December 31, 2017. By category, declines in construction, home equity, commercial business and consumer loans were offset by increases in commercial real estate loans and residential mortgage loans. Commercial loan growth was impacted by seasonality, an exceptionally strong prior quarter, some loan run-off and a noticeable pick-up in competition with respect to loan terms and pricing compared to the fourth quarter of 2017.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At March 31, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$934,595	42.46%	$922,627	41.87%
Home equity	75,013	3.41	80,662	3.66
Commercial	849,178	38.58	834,264	37.86
Construction	73,354	3.33	91,050	4.13
Total real estate	1,932,140	87.78	1,928,603	87.52
Commercial business	249,285	11.32	253,509	11.50
Consumer	19,911	0.90	21,698	0.98
Total loans	2,201,336	100.00%	2,203,810	100.00%
Allowance for loan losses	(20,185)		(20,877)
Discount and fair value adjustments on purchased loans	(1,314)		(1,477)
Deferred loan costs, net	4,453		4,691
Loans, net	$2,184,290		$2,186,147

Securities. Total securities were $313.7 million at March 31, 2018 compared to $313.4 million at December 31, 2017, including $9.7 million of equity securities in each period.
The following table sets forth the amortized cost and fair value of our securities at the dates indicated.

	At March 31, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Debt securities:
Government-sponsored enterprises	$30,678	$29,491	$30,673	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,585	238,708	244,668	241,261
SBA asset-backed securities	27,773	27,273	28,375	28,074
Total securities held to maturity	$304,036	$295,472	$303,716	$299,114

Cash and Cash Equivalents. Cash and cash equivalents decreased by $1.1 million, or 2.4%, to $45.1 million at March 31, 2018 from $46.2 million at December 31, 2017. The decrease mainly reflects a lower level of short-term investments, partially offset by a higher level of cash and due from banks.

Goodwill and Core Deposit Intangible. At March 31, 2018, goodwill and core deposit intangible assets totaled $9.6 million compared to $9.7 million at December 31, 2017. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2017 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first three months of 2018. The investment was $33.4 million at March 31, 2018 compared to $33.1 million at December 31, 2017.

Deposits. Total deposits increased by $38.0 million, or 1.9%, from the end of 2017 to $2.1 billion at March 31, 2018 and included growth in all customer segments (consumer, small business, commercial and municipal). The growth from the end of 2017 was driven by a $56.6 million increase in certificates of deposit reflecting the Company's strategy to lengthen the duration of its funding base.

Borrowings. Total borrowings declined by $35.0 million, or 17.1%, from the end of 2016 to $170.0 million at March 31, 2018 due to a $35.0 million decline in short-term borrowings. Borrowings at March 31, 2018 consisted predominately of fixed-rate advances from the Federal Home Loan Bank of Boston, with maturity dates ranging from 2018 through 2022.

Stockholders' Equity. Total stockholders' equity decreased $2.4 million, or 0.6%, to $395.4 million at March 31, 2018 from $397.8 million at December 31, 2017. The decrease in stockholders' equity from the end of 2017 was mainly due to regular and special dividend payments of $0.15 per share and $0.30 per share, respectively, during the three months ended March 31, 2018, partially offset by net income of $6.6 million during the three months ended March 31, 2018.

Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017

General. The Company reported net income of $6.6 million, or $0.27 per diluted share, for the three months ended March 31, 2018 compared to net income of $7.5 million, or $0.31 per diluted share, for the three months ended March 31, 2017.
The first quarter of 2018 included pre-tax net gains of $855,000 ($634,000 after-tax or $0.03 per diluted share) from gains on the exchange of an investment and the sale of property, partially offset by unrealized losses on equity securities. This compares to the first quarter of 2017, which included pre-tax net gains of $4.9 million ($3.1 million after-tax, or $0.13 per diluted share) from the sale of investments and the reversal of a valuation allowance for state income taxes of $1.7 million, or $0.07 per diluted share. Excluding these items, net income on a non-GAAP basis was $5.9 million, or $0.24 per diluted share, for the first quarter of 2018 compared to net income of $2.7 million, or $0.11 per diluted share for the first quarter of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 21% and 35% for the three months ended March 31, 2018 and 2017, respectively.

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,207,895	$21,841	4.01%	$1,958,647	$17,436	3.61%
Securities	313,212	1,902	2.46	398,201	2,240	2.28
Other interest earning assets (1)	33,533	237	2.87	31,842	171	2.18
Total interest-earning assets	2,554,640	23,980	3.81%	2,388,690	19,847	3.37%
Non-interest-earning assets	96,629			93,397
Total assets	$2,651,269			$2,482,087
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$157,582	16	0.04%	$145,396	16	0.04%
Regular savings accounts	219,834	165	0.30	262,578	218	0.34
Money market accounts	742,035	1,972	1.08	653,165	1,519	0.94
Certificates of deposit	694,526	2,622	1.53	567,642	1,501	1.07
Total interest-bearing deposits	1,813,977	4,775	1.07	1,628,781	3,254	0.81
Borrowings	202,944	814	1.63	256,500	646	1.02
Total interest-bearing liabilities	2,016,921	5,589	1.12%	1,885,281	3,900	0.84%
Non-interest-bearing deposits	208,561			183,520
Other non-interest-bearing liabilities	26,063			21,035
Total liabilities	2,251,545			2,089,836
Equity	399,724			392,251
Total liabilities and equity	$2,651,269			$2,482,087

Net interest-earning assets (2)	$537,719			$503,409

Net interest and dividend income (FTE)		18,391			15,947
Less: FTE adjustment		(32)			(66)
Net interest and dividend income (GAAP)		$18,359			$15,881

Net interest rate spread (FTE) (3)			2.69%			2.53%
Net interest margin (FTE) (4)			2.92%			2.71%
Average interest-earning assets to interest-bearing liabilities	126.66%			126.70%
Total deposits cost			0.96%			0.73%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended March 31,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$2,083	$2,322	$4,405
Securities	(451)	113	(338)
Other	9	57	66
Total interest-earning assets	1,641	2,492	4,133
Interest-bearing liabilities:
NOW accounts	—	—	—
Savings accounts	(31)	(22)	(53)
Money market accounts	195	258	453
Certificates of deposit	286	835	1,121
Total interest-bearing deposits	450	1,071	1,521
Borrowings	(113)	281	168
Total interest-bearing liabilities	337	1,352	1,689
Change in net interest and dividend income (FTE)	$1,304	$1,140	$2,444

Net Interest and Dividend Income. Net interest and dividend income was $18.4 million in the first quarter of 2018, up $2.5 million, or 15.6%, from $15.9 million in the first quarter of 2017. Net interest and dividend income on a fully tax equivalent basis was $18.4 million in the first quarter of 2018, up $2.4 million, or 15.3%, from $15.9 million in the first quarter of 2017. Net interest margin on a fully tax equivalent basis improved to 2.92% in the first quarter of 2018 from 2.71% in the first quarter of 2017. Net interest and dividend income and net interest margin benefited from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank in December 2017, June 2017, March 2017, December 2016 and, to a lesser extent, the rate hike that was announced in March 2018. The Company maintains an asset sensitive interest rate risk position, which has resulted in earning asset yields increasing at a faster pace than interest bearing liability costs. In addition, the improvement in net interest and dividend income was helped by loan growth. Average loans increased $249 million, or 12.7%, from the first quarter of 2017. The increase in average loans from a year ago was driven by higher levels of commercial real estate loans, residential mortgages, and commercial business loans. Partially offsetting the improvement in net interest and dividend income from the first quarter of 2017, was an $85 million, or 21.3%, decline in average securities reflecting a repositioning of the portfolio during 2017.

Interest and Dividend Income. Interest and dividend income increased $4.1 million or 20.8% to $24.0 million for the three months ended March 31, 2018 from $19.8 million for the three months ended March 31, 2017. Interest and fees on loans (FTE) grew $4.4 million, or 25.3%, to $21.8 million in the three months ended March 31, 2018 from $17.4 million in the first quarter of 2017. The increase reflects a $249.2 million, or 12.7%, increase in average loans driven mainly by increases in residential mortgages, commercial real estate loans and commercial business loans. Loan yield improved 40 basis points to 4.01% for the three months ended March 31, 2018 from 3.61% for the three months ended March 31, 2017 due mainly to repricing floating rate loans as a result of Federal Reserve interest rate increases. Interest on securities (FTE) declined $338,000, or 15.1%, to $1.9 million for the three months ended March 31, 2018 from $2.2 million for the three months ended March 31, 2017, primarily reflecting an $85.0 million, or 21.3%, decline in average securities driven by a repositioning of the securities portfolio in 2017.

Interest Expense. Interest expense increased $1.7 million, or 43.3%, to $5.6 million for the three months ended March 31, 2018 from $3.9 million for the three months ended March 31, 2017. Interest expense on deposits increased $1.5 million, or 46.7%, to $4.8 million for the three months ended March 31, 2018, from $3.3 million for the three months ended March 31, 2017. The increase was mainly due to a $185.2 million, or 11.4%, increase in the average balance of interest-bearing deposits to $1.8 billion in the first quarter of 2018 driven by higher levels of certificates of deposit and money market deposits. In addition, there was a 26 basis point increase in the cost of interest-bearing deposits to 1.07% in the first quarter of 2018 from 0.81% in the first quarter of 2017 due mainly to competitive pressures from the rising rate environment, promotional rate deposit pricing programs, and an increasing proportion of certificates of deposit. Interest expense on borrowings was $814,000 for the three months ended March 31, 2018, up $168,000, or 26.0%, from $646,000 for the three months ended March 31, 2017. The increase was due to a rise in the cost of borrowings to 1.63% in the first quarter of 2018 from 1.02% in the first quarter of 2017 reflecting the rising interest rate environment that resulted from Federal Reserve interest rate increases. This was partially offset by a $53.6 million, or 20.9%, decline in the average balances of borrowings to $202.9 million in the first quarter of 2018 from $256.5 million in the first quarter of 2017.

Provision for Loan Losses. The provision for loan losses was a credit of $460,000 in the first quarter of 2018, compared to a charge of $57,000 in the first quarter of 2017. The credit balance in the provision for the first quarter of 2018 reflects a decline in loans from the end of 2017 coupled with the impact of the Company's continued migration from the use of historical loss rates based on national FDIC data to loss rates based on the Company's own experience.

Non-interest Income. Non-interest income declined $2.9 million, or 42.8%, from the first quarter of 2017 to $3.9 million in the first quarter of 2018. The decline was mainly due to the gains recognized in the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc. in the first quarter of 2017. The Company recognized a gain of $653,000 in the first quarter of 2018, which reflects the release of escrowed funds on the transaction, compared to a gain of $5.9 million in the first quarter of 2017. This decline was partially offset by (1) the absence of a $1.0 million loss recorded in the first quarter of 2017 from the sale of the Company's investments in mutual funds, (2) an increase in miscellaneous income of $979,000 mainly related to higher income on Small Business Investment Company ('"SBIC") investments and (3) a gain of $271,000 from the sale of premises and equipment in the first quarter of 2018.

Non-interest Expense. Non-interest expense increased $471,000, or 3.5%, from the first quarter of 2017 to $13.9 million in the first quarter of 2018. The increase was mainly due to higher salaries and benefits expense which was up $819,000, or 10.8%. This increase was due, in part, to merit increases, a higher number of employees, and an increase related to the impact of the dividends on unvested restricted stock of $.45 per share in the quarter, versus $0.05 per share in the first quarter of 2017. The growth in salaries and benefits expense was partially offset by declines in professional fees, advertising and occupancy and equipment expense as the we continue to focus on expense discipline.

Income Tax Provision. The Company recorded an income tax provision of $2.3 million in the first quarter of 2018 and had an effective tax rate in the quarter of 25.6% on pre-tax income of $8.8 million. In the first quarter of 2017, the Company recorded an income tax provision of $1.8 million and had an effective tax rate of 19.0% on pre-tax income of $9.2 million. The first quarter of 2017 included the reversal of a valuation allowance for state income taxes of $1.7 million. Excluding the reversal of that item, the effective tax rate in the first quarter of 2017 was 37.3%. The decline in the effective tax rate to 25.6% in the first quarter of 2018 from the adjusted effective tax rate of 37.3% in the first quarter of 2017 reflects the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Tax Act provided for a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At March 31, 2018
Real estate:
1-4 family residential	2	$275	3	$1,337	5	$1,612
Home equity	1	222	6	908	7	1,130
Consumer loans	3	19	1	7	4	26
Total loans	6	$516	10	$2,252	16	$2,768
At December 31, 2017
Real estate:
1-4 family residential	2	$348	7	$2,184	9	$2,532
Home equity	1	13	5	656	6	669
Commercial real estate	—	—	2	3,893	2	3,893
Consumer loans	1	7	1	92	2	99
Total loans	4	$368	15	$6,825	19	$7,193

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. The increase in total nonperforming assets from December 31, 2017 is mainly due to the placement of one commercial real estate loan on nonaccrual during the first quarter for 2018. Other real estate owned at March 31, 2018 reflects an asset that was carried as a commercial real estate nonaccrual loan at December 31, 2017.

	At March 31, 2018	At December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$5,549	$5,190
Home equity loans and lines	1,327	1,387
Commercial real estate	2,397	4,744
Commercial business	305	—
Consumer	92	202
Total non-accrual loans	$9,670	$11,523

Other real estate owned	3,649	—
Total non-performing assets	$13,319	$11,523

Ratios:
Non-accrual loans to total loans	0.44%	0.52%
Non-performing assets to total assets	0.50%	0.43%

Troubled Debt Restructurings. We periodically modify loans to extend the term or make other concessions to help a borrower stay current on their loan and to avoid foreclosure. We generally do not forgive principal or interest on loans or modify the interest rates on loans to rates that are below market rates. The table below sets forth the amounts of our troubled debt restructurings at the dates indicated.

	At March 31, 2018	At December 31, 2017
	(Dollars in thousands)

Performing troubled debt restructurings	$374	$653
Non-accrual troubled debt restructurings	3,646	1,533
Total	$4,020	$2,186

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.17%	0.07%
Total troubled debt restructurings as a % of total loans	0.19%	0.10%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At March 31, 2018	At December 31, 2017
	(In thousands)
Classified loans:
Substandard	$6,436	$10,355
Doubtful	247	250
Loss	—	—
Total classified loans	6,683	10,605
Special mention	13,205	9,896
Total criticized loans	$19,888	$20,501

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of March 31, 2018, there were $13.2 million of assets designated as special mention compared to $9.9 million at December 31, 2017. We have not identified any potential problem loans that are not included in the tables above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans was 0.92% at March 31, 2018, compared to 0.95% at December 31, 2017 and March 31, 2017. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$20,877	$18,750
Charge-offs:
Commercial real estate	(194)	—
Commercial business	(25)	—
Consumer loans	(21)	(15)
Total charge-offs	(240)	(15)
Recoveries:
1-4 family residential	—	74
Commercial business	—	9
Consumer loans	8	—
Total recoveries	8	83
Net (charge-offs)/recoveries	(232)	68
Provision (credit) for loan losses	(460)	57
Balance at end of period	$20,185	$18,875
Ratios:
Net (charge-offs)/recoveries to average loans outstanding	(0.04)%	0.01%
Allowance for loan losses to non-accrual loans at end of period	209%	144%
Allowance for loan losses to total loans at end of period (1)	0.92%	0.95%
______________________
(1) Total loans do not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At March 31, 2018		At December 31, 2017
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,099	42.46%	$5,076	41.87%
Home equity	631	3.41	699	3.66
Commercial	9,511	38.58	9,584	37.86
Construction	1,281	3.33	1,708	4.13
Commercial business loans	3,353	11.32	3,473	11.50
Consumer loans	310	0.90	337	0.98
Total allowance	$20,185	100.00%	$20,877	100.00%

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
As of March 31, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(2.2)%	(6.4)%
+100	1.4%	1.9%
+200	2.5%	2.3%
_______________________

(1)	The calculated change in net interest income for Year One and Year Two assumes a gradual parallel shift across the yield curve over the first twelve months.

The table above indicates that at March 31, 2018, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 1.4% and 2.5% increase, respectively, in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 1.9% and 2.3% increase, respectively, in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 2.2% decrease in net interest income in Year One, and a 6.4% decrease in net interest income in Year Two.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of March 31, 2018 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 3.9% and 8.7%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 1.3% decrease in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At March 31, 2018, there were $170.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding and we had the ability to borrow up to an additional $622.3 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At March 31, 2018, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $9.8 million of U.S. government-sponsored mortgage-backed securities.

At March 31, 2018, the Company also had $35.0 million available under unsecured federal funds lines with two correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at March 31, 2018.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At March 31, 2018, cash and cash equivalents totaled $45.1 million, which was down from $46.2 million at December 31, 2017.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $38.0 million during the three months ended March 31, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $35.0 million for the three months ended March 31, 2018.

At March 31, 2018, we had $94.7 million in commitments to originate loans. In addition to commitments to originate loans, we had $315.4 million in unused lines of credit to borrowers and letters of credit and $58.7 million in undisbursed construction loans. Certificates of deposit due within one year of March 31, 2018 totaled $407.6 million, or 19.6% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of March 31, 2018 totaled $167.8 million, or 8.1% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of March 31, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended March 31, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018. As of March 31, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

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

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Net Income for three months ended March 31, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: May 4, 2018	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: May 4, 2018	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer