Form 10-Q
period 2018-06-30
Blue Hills Bancorp, Inc.
filed 2018-08-02
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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
YES [   ]     NO [X]

As of August 1, 2018 there were 26,901,347 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	June 30, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$17,566	$16,149
Short-term investments	34,383	30,018
Total cash and cash equivalents	51,949	46,167
Equity securities, at fair value	5,331	—
Securities available for sale, at fair value	—	9,720
Securities held to maturity, at amortized cost	303,137	303,716
Federal Home Loan Bank stock, at cost	14,375	12,105
Loans held for sale	10,005	8,992
Loans, net of allowance for loan losses of $20,125 at June 30, 2018 and $20,877 at December 31, 2017	2,241,746	2,186,147
Premises and equipment, net	20,192	21,573
Other real estate owned	3,649	—
Accrued interest receivable	6,531	6,438
Goodwill	9,160	9,160
Core deposit intangible	278	557
Net deferred tax asset	6,480	6,000
Bank-owned life insurance	33,610	33,078
Other assets	34,719	24,867
	$2,741,162	$2,668,520
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$213,017	$219,984
Interest bearing	1,899,050	1,819,885
Total deposits	2,112,067	2,039,869
Short-term borrowings	110,000	100,000
Long-term debt	90,000	105,000
Accrued expenses and other liabilities	28,850	25,845
Total liabilities	2,340,917	2,270,714

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,874,071 and 26,827,660 issued and outstanding at June 30, 2018 and December 31, 2017, respectively)	268	268
Additional paid-in capital	258,225	254,750
Unearned compensation-ESOP	(19,357)	(19,737)
Retained earnings	162,948	163,978
Accumulated other comprehensive loss	(1,839)	(1,453)
Total stockholders' equity	400,245	397,806
	$2,741,162	$2,668,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except share data)
Interest and dividend income:
Interest and fees on loans	$23,081	$18,715	$44,890	$36,097
Interest on securities	1,809	1,572	3,666	3,782
Dividends	195	193	399	350
Other	62	94	140	126
Total interest and dividend income	25,147	20,574	49,095	40,355
Interest expense:
Interest on deposits	5,252	3,523	10,027	6,777
Interest on borrowings	912	643	1,726	1,289
Total interest expense	6,164	4,166	11,753	8,066
Net interest and dividend income	18,983	16,408	37,342	32,289
Provision (credit) for loan losses	101	1,118	(359)	1,175
Net interest and dividend income, after provision (credit) for loan losses	18,882	15,290	37,701	31,114
Non-interest income:
Deposit account fees	422	341	777	661
Interchange and ATM fees	454	388	845	736
Mortgage banking	1,033	1,219	1,773	1,959
Loan level derivative income	143	1,367	383	1,531
Net unrealized gains on equity securities	452	—	383	—
Gain (loss) on sales of available for sale securities, net	—	928	—	(94)
Gain on exchange of investment in Northeast Retirement Services	—	—	653	5,947
Bank-owned life insurance income	256	261	532	518
Gain on sale of premises and equipment	—	—	271	—
Miscellaneous	872	6	1,913	68
Total non-interest income	3,632	4,510	7,530	11,326
Non-interest expense:
Salaries and employee benefits	8,264	7,664	16,646	15,227
Occupancy and equipment	2,050	2,030	4,133	4,145
Data processing	1,054	1,022	2,098	2,066
Professional fees	450	526	903	1,395
Advertising	499	489	803	856
FDIC deposit insurance	230	223	463	435
Directors’ fees	362	428	771	802
Amortization of core deposit intangible	127	222	278	469
Other general and administrative	655	762	1,467	1,371
Total non-interest expense	13,691	13,366	27,562	26,766
Income before income taxes	8,823	6,434	17,669	15,674
Provision for income taxes	2,366	2,566	4,629	4,319
Net income	$6,457	$3,868	$13,040	$11,355
Earnings per common share:
Basic	$0.27	$0.16	$0.54	$0.47
Diluted	$0.26	$0.16	$0.52	$0.47
Weighted average shares outstanding:
Basic	24,230,098	23,952,443	24,201,328	23,932,044
Diluted	24,991,958	24,346,553	24,910,065	24,311,222
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$6,457	$3,868	$13,040	$11,355
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains	—	2,190	—	3,993
Reclassification adjustment for net (gains) losses realized in net income (1)	—	(928)	—	94
Net change in unrealized gains	—	1,262	—	4,087
Tax effect	—	(523)	—	(1,427)
Net-of-tax amount	—	739	—	2,660
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(21)	(22)	(40)	(45)
Tax effect	5	9	11	5
Net-of-tax amount	(16)	(13)	(29)	(40)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	67	89	133	178
Tax effect	(19)	(31)	(38)	(90)
Net-of-tax amount	48	58	95	88
Other comprehensive income	32	784	66	2,708
Comprehensive income	$6,489	$4,652	$13,106	$14,063
______________________

(1)
Amounts are included in gain (loss) on sales of available for sale securities, net, in the consolidated statements of net income. Income tax expense (benefit) associated with the reclassification adjustment for the three and six months ended June 30, 2017 was $324,000 and (32,000).

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and employee benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Six Months Ended June 30, 2018 and 2017 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive (loss) income	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2016	26,759,953	$268	$249,308	$(20,496)	$161,896	$(4,069)	386,907
Cumulative effect of change in accounting principle	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	11,355	2,708	14,063
ESOP shares committed to be released	—	—	305	379	—	—	684
Common stock dividends declared ($0.30 per common share)	—	—	—	—	(7,191)	—	(7,191)
Restricted stock awards granted	175,695	—	—	—	—	—	—
Restricted stock awards forfeited	(84,417)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,745	—	—	—	2,745
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from the exercise of options	15,660	—	217	—	—	—	217
Balance at June 30, 2017	26,860,988	$268	$252,495	$(20,117)	$166,033	$(1,361)	$397,318

Balance at December 31, 2017	26,827,660	$268	$254,750	$(19,737)	$163,978	$(1,453)	$397,806
Cumulative effect of change in accounting principle ASU 2016-01 (Note 2)	—	—	—	—	173	(173)	—
Adoption of ASU 2018-02 (Note 2)	—	—	—	—	279	(279)	—
Comprehensive income	—	—	—	—	13,040	66	13,106
ESOP shares committed to be released	—	—	395	380	—	—	775
Common stock dividends declared ($0.60 per common share)	—	—	—	—	(14,522)	—	(14,522)
Restricted stock awards granted	36,500	—	—	—	—	—	—
Restricted stock awards forfeited	(23,450)	—	—	—	—	—	—
Share-based compensation expense	—	—	2,714	—	—	—	2,714
Share redemption for tax withholdings for restricted stock vesting	(15,969)	—	(325)	—	—	—	(325)
Proceeds from exercise of options	49,330	—	691	—	—	—	691
Balance at June 30, 2018	26,874,071	$268	$258,225	$(19,357)	$162,948	$(1,839)	$400,245
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$13,040	$11,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(359)	1,175
Net amortization of securities	476	1,007
Loss on sales of available for sale securities, net	—	94
Net unrealized gains on equity securities	(383)	—
Net change in loans held for sale	(1,013)	(4,028)
Losses on sales of portfolio loans, net	41	74
Net amortization of net deferred loan origination costs and discounts	(538)	31
Depreciation and amortization of premises and equipment	1,020	1,062
Amortization of core deposit intangible	278	469
Bank-owned life insurance income	(532)	(518)
ESOP expense	775	684
Deferred income tax (benefit) provision	(507)	450
Share-based compensation expense	2,714	2,745
Gain on exchange of investment in Northeast Retirement Services	(653)	(5,947)
Gain on sale of premises and equipment	(271)	—
Net change in:
Accrued interest receivable	(93)	695
Other assets	(10,159)	(3,284)
Accrued expenses and other liabilities	3,791	(2,245)
Net cash provided by operating activities	7,627	3,819
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(13,951)
Sales	—	213,084
Principal paydowns	—	5,049
Activity in securities held to maturity:
Purchases	(19,239)	(97,591)
Principal paydowns	19,302	14,324
Proceeds from sale of equity securities	4,772	—
Loan originations and purchases, net of paydowns	(65,599)	(166,992)
Proceeds from residential portfolio loan sales	7,207	32,406
Net disposals (purchases) of premises and equipment	632	(1,032)
Purchase of FHLBB stock	(7,254)	(4,309)
Redemption of FHLBB stock	4,984	5,718
Proceeds from exchange of investment in Northeast Retirement Services	308	1,595
Net cash used in investing activities	(54,887)	(11,699)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Six Months Ended
	June 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	46,139	135,405
Net change in brokered deposits	26,059	21,171
Net change in short-term borrowings	10,000	(146,000)
Net (repayments) proceeds from long-term debt	(15,000)	25,000
Share redemption for tax withholdings for restricted stock vesting	(325)	(107)
Proceeds from exercise of stock options	691	217
Common stock dividends paid	(14,522)	(7,191)
Net cash provided by financing activities	53,042	28,495
Net change in cash and cash equivalents	5,782	20,615
Cash and cash equivalents at beginning of period	46,167	30,496
Cash and cash equivalents at end of period	$51,949	$51,111
Supplementary information:
Interest paid	$11,448	$7,978
Income taxes paid, net of refunds	3,931	4,240
Other real estate owned acquired in settlement of loans	3,649	202

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

Allowance for loan losses

The allowance for loan losses is based on the size and the composition of the loan portfolio, delinquency levels, loss experience, economic conditions and other factors related to the collectability of the loan portfolio. Loss experience is updated at least quarterly with consideration given to unusual circumstances in the portfolio. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

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

Commercial real estate - Loans in this segment include investment real estate and are generally secured by assignments of leases, real estate collateral and owner-occupied properties. In cases where there is a concentration of exposure to a single large tenant, underwriting standards include analysis of the tenant’s ability to support lease payments over the duration of the loan. The underlying cash flows generated by the properties may be adversely impacted by a downturn in the economy due to increased vacancy rates, which in turn can have an effect on the credit quality in this segment. Payments on loans secured by income-producing properties often depend on the successful operation and management of the properties. Management continually monitors the cash flows of these loans.

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

Recently Issued

In June 2018 the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Updates expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The Update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not anticipate the adoption of ASU 2018-07 will have a material impact on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. This Update is effective for fiscal years beginning after December 31, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company's assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Future lease commitments as of at June 30, 2018 amounted to $20.5 million.

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,683	$—	$(1,312)	$29,371
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,849	8	(8,061)	237,796
SBA asset-backed securities	26,605	—	(832)	25,773
Total securities held to maturity	$303,137	$8	$(10,205)	$292,940

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	$9,437	$755	$(472)	$9,720

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,673	$—	$(894)	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	244,668	30	(3,437)	241,261
SBA asset-backed securities	28,375	28	(329)	28,074
Total securities held to maturity	$303,716	$58	$(4,660)	$299,114

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2018 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on expected maturities, the mortgage and asset-backed securities and collateralized mortgage obligations, included below, have a 4.0 year weighted average duration.

	Amortized Cost	Fair Value
	(In thousands)
After 1 year through 5 years	$18,635	$17,999
After 5 years through 10 years	12,048	11,372
	30,683	29,371
Mortgage and asset-backed securities and collateralized mortgage obligations	272,454	263,569
	$303,137	$292,940

At June 30, 2018, net unrealized gains on equity securities held at the end of the period are $654,000. For the three and six months ended June 30, 2018, proceeds from the sale of equity securities amounted to $4.8 million. For the three months ended June 30, 2017, proceeds from sale of securities available for sale amounted to $168.2 million, gross realized gains amounted to $2.0 million, and gross realized losses amount to $1.0 million. For the six months ended June 30, 2017, proceeds from sales of securities available for sale amounted to $213.1 million, gross realized gains amounted $2.2 million, and gross realized losses amounted to $2.3 million.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2018
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(244)	$8,394	$(1,068)	$20,976
Government-sponsored mortgage-backed and collateralized mortgage obligations	(2,066)	79,335	(5,995)	157,606
SBA asset-backed securities	(141)	6,333	(691)	19,440
Total temporarily impaired held-to-maturity securities	$(2,451)	$94,062	$(7,754)	$198,022

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

At June 30, 2018, multiple debt securities have unrealized losses with aggregate depreciation of approximately 3.4% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality and it is more likely than not that the Company will recover their amortized cost bases by maturity, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2018. Management has the ability and intent to hold the securities until maturity.

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Temporarily impaired marketable equity securities	$(449)	$4,310	$(23)	$443

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(109)	$8,521	$(785)	$21,258
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,563)	119,782	(1,874)	111,712
SBA asset-backed securities	(34)	9,897	(295)	11,423
Total temporarily impaired securities held to maturity	$(1,706)	$138,200	$(2,954)	$144,393

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Real estate:
1-4 family residential	$985,901	$922,627
Home equity	71,956	80,662
Commercial real estate	824,731	834,264
Construction	88,337	91,050
	1,970,925	1,928,603
Commercial business	268,963	253,509
Consumer	18,262	21,698
Total loans	2,258,150	2,203,810
Allowance for loan losses	(20,125)	(20,877)
Discount and fair value adjustments on purchased loans	(1,177)	(1,477)
Deferred loan costs and fees, net	4,898	4,691
Loans, net	$2,241,746	$2,186,147

Activity in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended June 30, 2018
Allowance at March 31, 2018	$5,099	$631	$9,511	$1,281	$3,353	$310	$20,185
Provision (credit) for loan losses	273	(28)	(519)	198	178	(1)	101
Loans charged-off	—	—	—	—	(153)	(19)	(172)
Recoveries	—	—	—	—	11	—	11
Allowance at June 30, 2018	$5,372	$603	$8,992	$1,479	$3,389	$290	$20,125

Three Months Ended June 30, 2017
Allowance at March 31, 2017	$5,000	$558	$8,333	$1,457	$3,126	$401	$18,875
Provision (credit) for loan losses	25	51	654	153	226	9	1,118
Loans charged-off	(52)	—	—	—	—	(24)	(76)
Recoveries	—	—	—	—	—	—	—
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$19,917

Six Months Ended June 30, 2018
Allowance at December 31, 2017	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Provision (credit) for loan losses	296	(96)	(398)	(229)	83	(15)	(359)
Loans charged-off	—	—	(194)	—	(178)	(40)	(412)
Recoveries	—	—	—	—	11	8	19
Allowance at June 30, 2018	$5,372	$603	$8,992	$1,479	$3,389	$290	$20,125

Six Months Ended June 30, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$18,750
Provision (credit) for loan losses	105	72	613	257	137	(9)	1,175
Loans charged-off	(52)	—	—	—	—	(39)	(91)
Recoveries	74	—	—	—	9	—	83
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$19,917

Additional information pertaining to the allowance for loan losses at June 30, 2018 and December 31, 2017 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
June 30, 2018
Allowance related to impaired loans	$48	$—	$—	$—	$—	$7	$55
Allowance related to non-impaired loans	5,324	603	8,992	1,479	3,389	283	20,070
Total allowance for loan losses	$5,372	$603	$8,992	$1,479	$3,389	$290	$20,125
Impaired loans	$5,860	$2,224	$2,357	$—	$179	$96	$10,716
Non-impaired loans	980,041	69,732	822,374	88,337	268,784	18,166	2,247,434
Total loans	$985,901	$71,956	$824,731	$88,337	$268,963	$18,262	$2,258,150
December 31, 2017
Allowance related to impaired loans	$80	$—	$—	$—	$—	$1	$81
Allowance related to non-impaired loans	4,996	699	9,584	1,708	3,473	336	20,796
Total allowance for loan losses	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Impaired loans	$5,949	$1,387	$4,744	$—	$—	$202	$12,282
Non-impaired loans	916,678	79,275	829,520	91,050	253,509	21,496	2,191,528
Total loans	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

The following is a summary of past due and non-accrual loans, by loan class, at June 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
June 30, 2018
Real estate:
1-4 family residential	$733	$425	$1,664	$2,822	$5,393
Home equity	677	—	605	1,282	2,224
Commercial real estate	—	—	—	—	2,357
Commercial business	—	—	—	—	179
Consumer	134	—	7	141	96
Total	$1,544	$425	$2,276	$4,245	$10,249

December 31, 2017
Real estate:
1-4 family residential	$381	$348	$2,184	$2,913	$5,190
Home equity	509	13	656	1,178	1,387
Commercial real estate	—	—	3,893	3,893	4,744
Consumer	107	7	92	206	202
Total	$997	$368	$6,825	$8,190	$11,523

There were no loans past due 90 days or more and still accruing interest at June 30, 2018 and December 31, 2017.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
June 30, 2018	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,337	$4,733	$—
Home equity	2,224	2,407	—
Commercial real estate	2,357	2,488	—
Commercial business	179	325	—
Consumer	89	101	—
Total	9,186	10,054	—

Impaired loans with a valuation allowance:
1-4 family residential	1,523	1,523	48
Consumer	7	7	7
Total	1,530	1,530	55

Total impaired loans	$10,716	$11,584	$55

December 31, 2017
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,501	$4,897	$—
Home equity	1,387	1,523	—
Commercial real estate	4,744	5,206	—
Commercial business	—	11	—
Consumer	191	243	—
Total	10,823	11,880	—

Impaired loans with a valuation allowance:
Real estate:
1-4 family residential	1,448	1,448	80
Consumer	11	11	1
Total	1,459	1,459	81

Total impaired loans	$12,282	$13,339	$81

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended June 30, 2018	(In thousands)
Real estate:
1-4 family residential	$5,943	$72
Home equity	1,775	36
Commercial real estate	2,377	22
Commercial business	242	4
Consumer	94	1
Total	$10,431	$135

Three Months Ended June 30, 2017
Real estate:
1-4 family residential	$6,395	$82
Home equity	1,294	15
Commercial real estate	5,048	27
Commercial business	200	2
Consumer	287	4
Total	$13,224	$130

Six Months Ended June 30, 2018
Real estate:
1-4 family residential	$5,945	$150
Home equity	1,357	45
Commercial real estate	3,166	46
Commercial business	162	8
Consumer	147	3
Total	$10,777	$252

Six Months Ended June 30, 2017
Real estate:
1-4 family residential	$6,505	$160
Home equity	1,247	29
Commercial real estate	3,679	35
Commercial business	214	5
Consumer	249	5
Total	$11,894	$234

No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings entered into during the three and six months ended June 30, 2018 are as follows:

Three Months Ended June 30, 2018	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
Home equity	1	$359	$359
Total	1	$359	$359

Six Months Ended June 30, 2018	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
1-4 family residential	3	$469	$475
Home equity	1	359	359
Commercial real estate	1	1,563	1,563
Total	5	$2,391	$2,397

There were no material troubled debt restructurings recorded during the three and six months ended June 30, 2017. Loans modified during the three and six months ended June 30, 2018 were modified to capitalize past due interest for residential loans and extend interest only periods for commercial real estate loans.

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

The following tables present the Company’s loans by risk rating at June 30, 2018 and December 31, 2017:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
June 30, 2018
Loans rated 1 - 6	$1,001	$335	$815,688	$88,337	$261,966	$3	$1,167,330
Loans rated 7	2,815	2,224	5,608	—	5,974	96	16,717
Loans rated 8	2,682	—	3,435	—	1,023	—	7,140
Loans rated 9	245	—	—	—	—	—	245
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	979,158	69,397	—	—	—	18,163	1,066,718
	$985,901	$71,956	$824,731	$88,337	$268,963	$18,262	$2,258,150
December 31, 2017
Loans rated 1 - 6	$1,022	$270	$821,815	$91,050	$252,765	$3	$1,166,925
Loans rated 7	2,848	1,523	4,660	—	744	121	9,896
Loans rated 8	2,566	—	7,789	—	—	—	10,355
Loans rated 9	250	—	—	—	—	—	250
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	915,941	78,869	—	—	—	21,574	1,016,384
	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

NOTE 5 - OTHER REAL ESTATE OWNED

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from foreclosed assets. At June 30, 2018, other real estate owned consists of one commercial real estate property that the Company foreclosed on during the six months ended June 30, 2018. The balance was $3.6 million as of June 30, 2018. There was no balance as of December 31, 2017.

Noninterest expenses applicable to foreclosed assets were $54,000 and $72,000 during the three and six months ended June 30, 2018, respectively. Noninterest expenses applicable to foreclosed assets were $9,000 for the three and six months ended June 30, 2017.

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

The table below presents information about derivative financial instruments not designated as hedging instruments at June 30, 2018 and December 31, 2017.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
June 30, 2018
Economic hedges:
Commercial loan level interest rate swap agreements	$572,285	$15,308	$572,285	$15,308
Other contracts	37,350	28	53,931	18
Total derivatives	$609,635	$15,336	$626,216	$15,326
December 31, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$582,388	$8,741	$582,388	$8,741
Other contracts	27,689	25	54,293	44
Total derivatives	$610,077	$8,766	$636,681	$8,785

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

At June 30, 2018, the Company had $14.4 million of interest rate lock commitments to borrowers and loans held for sale of $2.5 million with $17.0 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. At June 30, 2018, the Company had $27.9 million of interest rate lock commitments to borrowers and loans held for sale of $7.4 million with $35.3 million of forward commitments for the future delivery of residential mortgage loans on a mandatory delivery basis. Included in the forward commitments are open TBAs with a notional amount of $24.3 million and $14.5 million of closed hedge instruments that are not settled at June 30, 2018.

At December 31, 2017, the Company had $16.4 million of loan commitments to borrowers and loans held for sale of $8.9 million with $25.3 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. The Company did not have any commitments under mandatory delivery at December 31, 2017.

The fair value of such commitments as of June 30, 2018 and December 31, 2017 are outlined below:

	Assets		Liabilities
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
	(In thousands)
June 30, 2018
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$142	Other liabilities	$46
Mortgage loan commitments mandatory delivery	Other assets	323	Other liabilities	—
Total mortgage derivative commitments		$465		$46

Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$51	Other liabilities	$17
Forward loan sale commitments mandatory delivery	Other assets	15	Other liabilities	85
Total forward loan sale commitments		$66		$102
Total		$531		$148

December 31, 2017
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$210	Other liabilities	$36
Total mortgage derivative commitments		$210		$36

Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$22	Other liabilities	$69
Total forward loan sale commitments		$22		$69
Total		$232		$105

NOTE 7 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
NOW and demand	$375,934	$381,316
Regular savings	213,205	221,004
Money market	628,718	646,603
Brokered money market	85,951	92,798
Total non-certificate accounts	1,303,808	1,341,721

Term certificates of $250,000 or more	164,081	134,649
Term certificates less than $250,000	361,506	313,733
Brokered term certificates	282,672	249,766
Total term certificate accounts	808,259	698,148
Total deposits	$2,112,067	$2,039,869

At June 30, 2018, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$481,235	1.62%
1-2 years	239,227	1.93
2-3 years	49,974	1.99
3-4 years	20,521	1.79
4 years and beyond	17,302	2.15
	$808,259	1.75%

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
June 30, 2018
Assets
Equity securities, at fair value	$5,331	$—	$—	$5,331
Derivative assets:
Interest rate swap agreements	—	15,336	—	15,336
Forward loan sale commitments - best efforts	—	—	51	51
Forward loan sale commitments - mandatory delivery	—	—	15	15
Mortgage loan commitments - best efforts	—	—	142	142
Mortgage loan commitments - mandatory delivery	—	—	323	323
Total assets	$5,331	$15,336	$531	$21,198
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$15,326	$—	$15,326
Forward loan sale commitments - best efforts	—	—	17	17
Mortgage loan commitments - best efforts	—	—	46	46
Forward loan sale commitments-mandatory delivery	—	—	85	85
Total liabilities	$—	$15,326	$148	$15,474

December 31, 2017
Assets
Securities available for sale:
Marketable equity securities	$9,720	$—	$—	$9,720
Derivative assets:
Interest rate swap agreements	—	8,766	—	8,766
Forward loan sale commitments - best efforts	—	—	22	22
Mortgage loan commitments - best efforts	—	—	210	210
Total assets	$9,720	$8,766	$232	$18,718
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,785	$—	$8,785
Forward loan sale commitments - best efforts	—	—	69	69
Mortgage loan commitments - best efforts	—	—	36	36
Total liabilities	$—	$8,785	$105	$8,890

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

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$1,606	$—	$—	$2,214
Other real estate owned	—	—	3,649	—	—	—
	$—	$—	$5,255	$—	$—	$2,214
The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans	$(156)	$(86)	$(350)	$(9)
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2018
Financial assets:
Cash and cash equivalents	$51,949	$51,949	$—	$—	$51,949
Equity securities at fair value	5,331	5,331	—	—	5,331
Securities held to maturity	303,137	—	292,940	—	292,940
Federal Home Loan Bank stock	14,375	—	—	14,375	14,375
Loans and loans held for sale, net	2,251,751	—	—	2,222,753	2,222,753
Accrued interest receivable	6,531	—	—	6,531	6,531
Financial liabilities:
Deposits	2,112,067	—	—	2,106,630	2,106,630
Borrowings	200,000	—	198,890	—	198,890
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	15,336	—	15,336	—	15,336
Forward loan sale commitments-best efforts	51	—	—	51	51
Forward loan sale commitments-mandatory delivery	15	—	—	15	15
Mortgage loan commitments-best efforts	142	—	—	142	142
Mortgage loan commitments-mandatory delivery	323	—	—	323	323
Derivative liabilities:
Interest rate swap agreements	15,326	—	15,326	—	15,326
Forward loan sale commitments-best efforts	17	—	—	17	17
Mortgage loan commitments-best efforts	46	—	—	46	46
Forward loan sale commitments-mandatory delivery	85	—	—	85	85

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$46,167	$46,167	$—	$—	$46,167
Securities available for sale	9,720	9,720	—	—	9,720
Securities held to maturity	303,716	—	299,114	—	299,114
Federal Home Loan Bank stock	12,105	—	—	12,105	12,105
Loans and loans held for sale	2,195,139	—	—	2,174,871	2,174,871
Accrued interest receivable	6,438	—	—	6,438	6,438
Financial liabilities:
Deposits	2,039,869	—	—	2,036,150	2,036,150
Borrowings	205,000	—	203,913	—	203,913
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	8,766	—	8,766	—	8,766
Forward loan sale commitments-best efforts	22	—	—	22	22
Mortgage loan commitments-best efforts	210	—	—	210	210
Derivative liabilities:
Interest rate swap agreements	8,785	—	8,785	—	8,785
Forward loan sale commitments-best efforts	69	—	—	69	69
Mortgage loan commitments-best efforts	36	—	—	36	36

NOTE 9 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized gain	$—	$283
Tax effect	—	(140)
Net-of-tax amount	—	143
Securities held to maturity:
Net unrealized gain on transferred securities	210	250
Tax effect	(21)	(66)
Net-of-tax amount	189	184
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,561)	(2,694)
Tax effect	533	914
Net-of-tax amount	(2,028)	(1,780)
	$(1,839)	$(1,453)

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2018, the capital conservation buffer is 1.875%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of June 30, 2018.

As of June 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of June 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
June 30, 2018
Total capital (to risk weighted assets)	$413,430	18.8%	$176,112	8.0%	$220,140	10.0%
Tier 1 capital (to risk weighted assets)	393,305	17.9	132,084	6.0	176,112	8.0
Common equity Tier 1 (to risk weighted assets)	393,305	17.9	99,063	4.5	143,091	6.5
Tier 1 capital (to average assets)	393,305	14.9	105,775	4.0	132,219	5.0
December 31, 2017
Total capital (to risk weighted assets)	$410,088	19.7%	$166,635	8.0%	$208,294	10.0%
Tier 1 capital (to risk weighted assets)	389,211	18.7	124,977	6.0	166,635	8.0
Common equity Tier 1 (to risk weighted assets)	389,211	18.7	93,732	4.5	135,391	6.5
Tier 1 capital (to average assets)	389,211	14.9	104,278	4.0	130,348	5.0
Blue Hills Bank:
June 30, 2018
Total capital (to risk weighted assets)	$357,224	16.2%	$176,025	8.0%	$220,032	10.0%
Tier 1 capital (to risk weighted assets)	337,099	15.3	132,019	6.0	176,025	8.0
Common equity Tier 1 (to risk weighted assets)	337,099	15.3	99,014	4.5	143,020	6.5
Tier 1 capital (to average assets)	337,099	12.8	105,673	4.0	132,092	5.0
December 31, 2017
Total capital (to risk weighted assets)	$341,175	16.4%	$166,391	8.0%	$207,988	10.0%
Tier 1 capital (to risk weighted assets)	320,298	15.4	124,793	6.0	166,391	8.0
Common equity Tier 1 (to risk weighted assets)	320,298	15.4	93,595	4.5	135,192	6.5
Tier 1 capital (to average assets)	320,298	12.3	104,137	4.0	130,171	5.0

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Act”), banking regulatory agencies must adopt a revised definition of “well capitalized” for financial institutions and holding companies with assets of less than $10 billion and that are not determined to be ineligible by their primary federal regulator due to their risk profile (a “qualifying community bank”). The new definition will expand the ways that a qualifying community bank may meet its capital requirements and be deemed “well capitalized.” The new rule will establish a “community bank leverage ratio” equal to the tangible equity capital divided by the average total consolidated assets. A qualifying community bank that exceeds a to-be-determined threshold for this new leverage ratio, which regulators must set at between 8% and 10%, will be considered to be well capitalized and to have met generally applicable leverage capital requirements, generally applicable risk-based capital requirements, and any other capital or leverage requirements to which such financial institution or holding company is subject.

In addition, as a result of the Act, the Federal Reserve Board is required to amend its small bank holding company and savings and loan holding company policy statement to provide that holding companies with consolidated assets of less than $3 billion that are (i) not engaged in significant nonbanking activities, (ii) do not conduct significant off-balance sheet activities, and (3) do not have a material amount of SEC-registered debt or equity securities, other than trust preferred securities, that contribute to an organization’s complexity, will no longer be subject to regulatory capital requirements, effective no later than November 2018.

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

	June 30, 2018	December 31, 2017

Allocated	293,670	219,860
Committed to be allocated	37,644	75,912
Unallocated	1,936,053	1,973,699
	2,267,367	2,269,471

The fair value of unallocated shares was $43.0 million and $39.7 million at June 30, 2018 and December 31, 2017, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended June 30, 2018 and 2017 was $397,000 and $343,000, respectively. Total compensation expense recognized in connection with the ESOP for the six months ended June 30, 2018 and 2017 was $775,000 and $684,000, respectively.

NOTE 12 – EARNINGS PER COMMON SHARE

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended June 30,
	2018	2017
	(In thousands, except share amounts)
Net income applicable to common stock	$6,457	$3,868

Average number of common shares outstanding	26,870,770	26,859,345
Less: Average unallocated ESOP shares	(1,945,516)	(2,021,427)
Less: Average unvested restricted stock awards	(695,156)	(885,475)
Average number of common shares outstanding used to calculate basic earnings per common share	24,230,098	23,952,443

Effect of dilutive stock options	506,138	155,938
Effect of dilutive unvested restricted stock awards	255,722	238,172
Average number of common shares outstanding used to calculate diluted earnings per common share	24,991,958	24,346,553

Earnings per common share:
Basic	$0.27	$0.16
Diluted	$0.26	$0.16

	Six Months Ended June 30,
	2018	2017
	(In thousands, except share amounts)
Net income applicable to common stock	$13,040	$11,355

Average number of common shares outstanding	26,845,536	26,851,143
Less: Average unallocated ESOP shares	(1,954,875)	(2,030,786)
Less: Average unvested restricted stock awards	(689,333)	(888,313)
Average number of common shares outstanding used to calculate basic earnings per common share	24,201,328	23,932,044

Effect of dilutive stock options	469,213	147,665
Effect of dilutive unvested restricted stock awards	239,524	231,513
Average number of common shares outstanding used to calculate diluted earnings per common share	24,910,065	24,311,222

Earnings per common share:
Basic	$0.54	$0.47
Diluted	$0.52	$0.47

Options for 550,634 and 552,950 shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three and six months ended June 30, 2018. Options for 384,100 were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three and six months ended June 30, 2017.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the six months ended June 30, 2018:

Options granted	145,000
Vesting period (years)	5
Term (years)	10
Fair value calculation assumptions:
Expected volatility	26.47%
Expected life (years)	6.5
Expected dividend yield	3.21%
Risk free interest rate	2.39%
Weighted average grant date fair value	$4.12

A summary of the status of the Company's stock option grants for the six months ended June 30, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,684,650	$14.70
Granted	145,000	20.70
Forfeited	(74,440)	14.07
Exercised	(49,330)	14.01		342,000
Outstanding at June 30, 2018	2,705,880	$15.05	7.59	$19,352,000
Exercisable at June 30, 2018	966,250	$14.39	7.31	$7,549,000
Unrecognized compensation cost inclusive of directors' options at June 30, 2018	$6,096,000
Weighted average remaining recognition period (years)	2.82

For the three months ended June 30, 2018 and 2017, share-based compensation expense applicable to the stock options was $571,000 and $568,000, respectively, and the recognized tax benefit related to this expense was $101,000 and $135,000, respectively. For the six months ended June 30, 2018 and 2017, share-based compensation expense applicable to the stock options was $1.1 million and $1.2 million, respectively, and the recognized tax benefit related to this expense was $203,000 and $290,000.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted to date, 40,000 are performance based, of which 12,000 have vested, 4,000 have been forfeited and 24,000 remain unvested. There were 2,000 performance shares forfeited during the six months ended June 30, 2018.

The following table presents the activity in non-vested stock awards under the Equity Plan for the six months ended June 30, 2018:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2017	730,420	$15.11
Granted	36,500	20.70
Vested	(48,749)	17.03
Forfeited	(23,450)	14.07
Nonvested stock awards at June 30, 2018	694,721	$15.31
Unrecognized compensation cost inclusive of directors' awards at June 30, 2018	$8,566,000
Weighted average remaining recognition period (years)	2.86

For the three months ended June 30, 2018 and 2017, share-based compensation expense applicable to restricted stock awards was $795,000 and $770,000, respectively, and the recognized tax benefit related to this expense was $207,000 and $269,000, respectively. For the six months ended June 30, 2018 and 2017, share-based compensation expense applicable to restricted stock awards was $1.6 million and $1.6 million, respectively, and the recognized tax benefit related to this expense was $409,000 and $574,000 respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and six months ended June 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2018 and December 31, 2017

Total Assets. Total assets increased $72.6 million, or 2.7%, to $2.74 billion at June 30, 2018 from $2.67 billion at
December 31, 2017, mainly driven by $55.6 million of net loan growth.

Loans. Net loans grew $55.6 million, or 2.5%, from the end of 2017 to $2.2 billion at June 30, 2018. By category, the increase was mainly driven by residential mortgage loans, which were up $63.3 million, or 6.9% and commercial business loans, which were up $15.5 million, or 6.1%. Other loan categories had slight declines. The decline in commercial real estate loans reflects paydowns and very competitive market conditions in the first half of 2018.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At June 30, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$985,901	43.66%	$922,627	41.87%
Home equity	71,956	3.19	80,662	3.66
Commercial	824,731	36.52	834,264	37.86
Construction	88,337	3.91	91,050	4.13
Total real estate	1,970,925	87.28	1,928,603	87.52
Commercial business	268,963	11.91	253,509	11.50
Consumer	18,262	0.81	21,698	0.98
Total loans	2,258,150	100.00%	2,203,810	100.00%
Allowance for loan losses	(20,125)		(20,877)
Discount and fair value adjustments on purchased loans	(1,177)		(1,477)
Deferred loan costs, net	4,898		4,691
Loans, net	$2,241,746		$2,186,147

Securities. Securities held to maturity were $303.1 million at June 30, 2018 compared to $303.7 million at December 31, 2017. The Company also had $5.3 million of equity securities at June 30, 2018, compared to $9.7 million at December 31, 2017.
The following table sets forth the amortized cost and fair value of our securities held to maturity at the dates indicated.

	At June 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Debt securities:
Government-sponsored enterprises	$30,683	$29,371	$30,673	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	245,849	237,796	244,668	241,261
SBA asset-backed securities	26,605	25,773	28,375	28,074
Total securities held to maturity	$303,137	$292,940	$303,716	$299,114

Cash and Cash Equivalents. Cash and cash equivalents increased by $5.8 million, or 12.5%, to $51.9 million at June 30, 2018 from $46.2 million at December 31, 2017. The increase was mainly due to a higher level of short-term investments.

Goodwill and Core Deposit Intangible. At June 30, 2018, goodwill and core deposit intangible assets totaled $9.4 million compared to $9.7 million at December 31, 2017. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2017 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first six months of 2018. The investment was $33.6 million at June 30, 2018 compared to $33.1 million at December 31, 2017.

Deposits. Total deposits increased by $72.2 million, or 3.5%, from the end of 2017 to $2.1 billion at June 30, 2018. The growth from the end of 2017 was driven by a $77.2 million, or 17.2%, increase in certificates of deposit and a $32.9 million, or 13.2%, increase in brokered certificates of deposit. These increases were partially offset by declines in other deposit categories.

Borrowings. Total borrowings were $200.0 million at June 30, 2018 compared to $205.0 million at December 31, 2017. Short-term borrowings increased by $10.0 million, or 10.0%, from the end of 2017 to $110.0 million at June 30, 2018 while long-term borrowings declined $15.0 million, or, 14.3% from the end of 2017 to $90.0 million at June 30, 2018.

Stockholders' Equity. Total stockholders' equity increased $2.4 million, or 0.6%, to $400.2 million at June 30, 2018 from $397.8 million at December 31, 2017. The increase in stockholders' equity from the end of 2017 was mainly due to net income of $13.0 million and stock compensation of $2.7 million, partially offset by dividend payments of $14.5 million.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2018 and 2017

General. The Company reported net income of $6.5 million, or $0.26 per diluted share, for the three months ended June 30, 2018 compared to net income of $3.9 million, or $0.16 per diluted share, for the three months ended June 30, 2017. The second quarter of 2018 included a pre-tax gain of $452,000 ($331,000 after-tax, or $0.01 per diluted share) from unrealized gains on equity securities while the second quarter of 2017 included a pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio. Excluding these items, net income was $6.1 million, or $0.25 per diluted share, for the second quarter of 2018 compared to net income of $3.3 million, or $0.14 per diluted share, for the second quarter of 2017.

The Company reported net income of $13.0 million, or $0.52 per diluted share for the six months ended June 30, 2018 compared to net income of $11.4 million, or $0.47 per diluted share for the six months ended June 30, 2017.

The first half of 2018 included a pre-tax net gain of $1.3 million ($965,000 after-tax, or $0.04 per diluted share) from gains on the exchange of an investment and the sale of property, coupled with unrealized gains on equity securities. The first half of 2017 included:

•	A pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio

•
A pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc.

•	A pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds.

•	The reversal of a valuation allowance for state deferred income tax assets of $1.7 million, or $0.07 per diluted share.

Excluding the various items discussed above for both years, net income was $12.1 million, or $0.48 per diluted share, for the first six months of 2018 compared to net income of $5.9 million, or $0.25, per diluted share, for first six months of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 21% for the three and six months ended June 30, 2018 and 35% for the three and six ended June 30, 2017.

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,209,618	$23,115	4.20%	$2,046,288	$18,770	3.68%
Securities	311,183	1,832	2.36	309,909	1,621	2.10
Other interest earning assets (1)	28,181	234	3.33	36,768	243	2.65
Total interest-earning assets	2,548,982	25,181	3.96%	2,392,965	20,634	3.46%
Non-interest-earning assets	103,295			102,750
Total assets	$2,652,277			$2,495,715
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$160,194	16	0.04%	$150,711	17	0.05%
Regular savings accounts	214,116	156	0.29	255,255	208	0.33
Money market accounts	721,329	2,066	1.15	688,600	1,669	0.97
Certificates of deposit	725,904	3,014	1.67	573,997	1,629	1.14
Total interest-bearing deposits	1,821,543	5,252	1.16	1,668,563	3,523	0.85
Borrowings	197,429	912	1.85	204,786	643	1.26
Total interest-bearing liabilities	2,018,972	6,164	1.22%	1,873,349	4,166	0.89%
Non-interest-bearing deposits	207,888			189,180
Other non-interest-bearing liabilities	25,349			33,664
Total liabilities	2,252,209			2,096,193
Equity	400,068			399,522
Total liabilities and equity	$2,652,277			$2,495,715

Net interest-earning assets (2)	$530,010			$519,616

Net interest and dividend income (FTE)		19,017			16,468
Less: FTE adjustment		(34)			(60)
Net interest and dividend income (GAAP)		$18,983			$16,408

Net interest rate spread (FTE) (3)			2.74%			2.57%
Net interest margin (FTE) (4)			2.99%			2.76%
Average interest-earning assets to interest-bearing liabilities	126.25%			127.74%
Total deposits cost			1.04%			0.76%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,208,761	$44,956	4.10%	$2,002,710	$36,206	3.65%
Securities	312,192	3,734	2.41	352,212	3,861	2.21
Other interest earning assets (1)	30,842	471	3.08	34,318	414	2.43
Total interest-earning assets	2,551,795	49,161	3.88%	2,389,240	40,481	3.42%
Non-interest-earning assets	99,981			99,698
Total assets	$2,651,776			$2,488,938
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$158,896	32	0.04%	$148,068	33	0.04%
Regular savings accounts	216,959	321	0.30	258,896	426	0.33
Money market accounts	731,625	4,038	1.11	670,980	3,188	0.96
Certificates of deposit	710,301	5,636	1.60	570,837	3,130	1.11
Total interest-bearing deposits	1,817,781	10,027	1.11	1,648,781	6,777	0.83
Borrowings	200,171	1,726	1.74	230,500	1,289	1.13
Total interest-bearing liabilities	2,017,952	11,753	1.17%	1,879,281	8,066	0.87%
Non-interest-bearing deposits	208,223			186,366
Other non-interest-bearing liabilities	25,704			27,385
Total liabilities	2,251,879			2,093,032
Equity	399,897			395,906
Total liabilities and equity	$2,651,776			$2,488,938

Net interest-earning assets (2)	$533,843			$509,959

Net interest and dividend income (FTE)		37,408			32,415
Less: FTE adjustment		(66)			(126)
Net interest and dividend income (GAAP)		$37,342			$32,289

Net interest rate spread (FTE) (3)			2.71%			2.55%
Net interest margin (FTE) (4)			2.96%			2.74%
Average interest-earning assets to interest-bearing liabilities	126.45%			127.14%
Total deposits cost			1.00%			0.74%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,429	$2,916	$4,345
Securities	7	204	211
Other	(50)	41	(9)
Total interest-earning assets	1,386	3,161	4,547
Interest-bearing liabilities:
NOW accounts	1	(2)	(1)
Savings accounts	(30)	(22)	(52)
Money market accounts	77	320	397
Certificates of deposit	361	1,024	1,385
Total interest-bearing deposits	409	1,320	1,729
Borrowings	(22)	291	269
Total interest-bearing liabilities	387	1,611	1,998
Change in net interest and dividend income (FTE)	$999	$1,550	$2,549

	Six Months Ended June 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$3,479	$5,271	$8,750
Securities	(418)	291	(127)
Other	(39)	96	57
Total interest-earning assets	3,022	5,658	8,680
Interest-bearing liabilities:
NOW accounts	(1)	—	(1)
Savings accounts	(67)	(38)	(105)
Money market accounts	266	584	850
Certificates of deposit	643	1,863	2,506
Total interest-bearing deposits	841	2,409	3,250
Borrowings	(152)	589	437
Total interest-bearing liabilities	689	2,998	3,687
Change in net interest and dividend income (FTE)	$2,333	$2,660	$4,993

Net Interest and Dividend Income. Net interest and dividend income was $19.0 million in the second quarter of 2018, up $2.6 million, or 15.7%, from $16.4 million in the second quarter of 2017. Net interest and dividend income on a fully tax equivalent basis was also $19.0 million in the second quarter of 2018, up $2.5 million, or 15.5%, from $16.5 million in the second quarter of 2017. Net interest margin on a fully tax equivalent basis improved to 2.99% in the second quarter of 2018 from 2.76% in the second quarter of 2017. Purchase accounting accretion added $171,000 and $181,000 to net interest and dividend income in the second quarter of 2018, and second quarter of 2017, respectively. Purchase accounting accretion also added 3 basis points to net interest margin in each quarter. Net interest and dividend income (FTE) and net interest margin (FTE) benefited in both quarterly comparisons from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank. There have been seven rate increases announced by the Fed since December 2015 totaling 175 basis points. The Company has maintained and continues to maintain an asset sensitive interest rate risk position, which has resulted in earning asset yields increasing at a faster pace than interest bearing liability costs. In addition, the improvement in net interest and dividend income was helped by loan growth. Average loans increased $163.3 million, or 8.0%, from the second quarter of 2017 due to higher levels of commercial real estate loans and 1-4 family residential loans.

Compared to the first six months of 2017, net interest and dividend income increased $5.1 million, or 15.6%, to $37.3 million in the first half of 2018. On a fully taxable-equivalent basis, net interest and dividend income increased $5.0 million, or
15.4%, to $37.4 million, while net interest margin improved 22 basis points to 2.96%. Purchase accounting accretion added $371,000 and $288,000 to net interest and dividend income in the first half of 2018 and first half of 2017, respectively. Purchase accounting accretion also added 3 basis points to net interest margin in each period. The factors mentioned above that drove the improvement in the quarterly comparison were also the main reasons for the increases in the six month comparison. Average loans increased $206.1 million, or 10.3%, from the first half of 2017 due to higher levels of commercial real estate loans, 1-4 family residential mortgages and commercial business loans.

Interest and Dividend Income. Interest and dividend income (FTE) increased $4.5 million or 22.0% to $25.2 million for the three months ended June 30, 2018 from $20.6 million for the three months ended June 30, 2017. Interest and fees on loans (FTE) grew $4.3 million, or 23.1%, to $23.1 million in the three months ended June 30, 2018 from $18.8 million in the second quarter of 2017. The increase reflects a $163.3 million, or 8.0%, increase in average loans due to higher levels of commercial real estate loans and 1-4 family residential loans. Loan yield improved 52 basis points to 4.20% for the three months ended June 30, 2018 from 3.68% for the three months ended June 30, 2017 due mainly to repricing floating rate loans as a result of Federal Reserve interest rate increases. Interest on securities (FTE) increased $211,000, or 13.0%, to $1.8 million for the three months ended June 30, 2018 from $1.6 million for the three months ended June 30, 2017, primarily reflecting an improvement in the securities yield to 2.36% in the second quarter of 2018 from 2.10% in the second quarter of 2017.

Compared to the first six months of 2017, interest and dividend income (FTE) increased $8.7 million, or 21.4%, to $49.2 million for the first half of 2018. Interest and fees on loans grew $8.8 million, or 24.2%, to $45.0 million in the six months ended June 30, 2018 from $36.2 million in the first half of 2017 as average loans grew $206.1 million, or 10.3%, driven by increases in commercial real estate loans, 1-4 family residential loans and commercial business loans. In addition, loan yield increased 45 basis points to 4.10% for the first six months of 2018 from 3.65% in the first half of 2017 reflecting the impact of Federal Reserve interest rate increases. Interest on securities declined $127,000, or 3.3%, to $3.7 million for the six months ended June 30, 2018 from $3.9 million for the six months ended June 30, 2017. Average securities declined $40.0 million, or 11.4%, reflecting securities sales and this was partially offset by an improvement in the average yield on securities to 2.41% in the first half of 2018 from 2.21% in the first half of 2017.

Interest Expense. Interest expense increased $2.0 million, or 48.0%, to $6.2 million for the three months ended June 30, 2018 from $4.2 million for the three months ended June 30, 2017. Interest expense on deposits increased $1.7 million, or 49.1%, to $5.3 million for the three months ended June 30, 2018, from $3.5 million for the three months ended June 30, 2017. The increase was mainly due to a 31 basis point increase in the cost of interest-bearing deposits to 1.16% in the second quarter of 2018 from 0.85% in the second quarter of 2017 due mainly to competitive pressures from the rising rate environment, promotional rate deposit pricing programs, and an increasing proportion of certificates of deposit. There was also a $153.0 million, or 9.2%, increase in the average balance of interest-bearing deposits to $1.8 billion in the second quarter of 2018 driven by higher levels of certificates of deposit and money market deposits. Interest expense on borrowings was $912,000 for the three months ended June 30, 2018, up $269,000, or 41.8%, from $643,000 for the three months ended June 30, 2017. The increase was due to a rise in the cost of borrowings to 1.85% in the second quarter of 2018 from 1.26% in the second quarter of 2017 reflecting the rising interest rate environment that resulted from Federal Reserve interest rate increases. This was partially offset by a $7.4 million, or 3.6%, decline in the average balance of borrowings to $197.4 million in the second quarter of 2018 from $204.8 million in the second quarter of 2017.

Compared to the first six months of 2017, interest expense increased $3.7 million, or 45.7%, to $11.8 million for the first six months of 2018 from $8.1 million in the first half of 2017. The comparison of interest expense in the six month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased
$3.3 million, or 48.0%, to $10.0 million for the six months ended June 30, 2018 from $6.8 million for the first six months of
2017. The increase was mainly due to a 28 basis point increase in the cost of interest bearing deposits to 1.11% in the first half of 2018 from 0.83% in the first half of 2017, coupled with a $169.0 million, or 10.2%, increase in average interest bearing deposits to $1.8 billion in the first half of 2018 from $1.6 billion in the first half of 2017 mainly due to a higher level of certificates of deposit and money market deposits. Interest expense on borrowings was $1.7 million in the first half of 2018, up $437,000, or 33.9%, from $1.3 million in the first half of 2017. The increase was due to a rise in the cost of borrowings to 1.74% in the first half of 2018 from 1.13% in the first half of 2017, partially offset by a $30.3 million, or 13.2%, decline in average borrowings to $200.2 million in the first half of 2018 from $230.5 million in the first half of 2017.

Provision for Loan Losses. The provision for loan losses was $101,000 in the second quarter of 2018, compared to $1.1 million in the second quarter of 2017. For the first six months of 2018, the provision for loan losses was a credit of $359,000 compared to a charge of $1.2 million in the first six months of 2017. The decline in the provision from a year ago reflects lower loan growth coupled with the impact of the Company's continued migration from the use of historical loss rates based on national FDIC data to loss rates based on the Company's own experience. The migration to the Company's experience will continue through the adoption of FASB ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and it should continue to have a positive impact on the provision, however, in each period the provision is a function of other factors including loan growth, loan mix and credit quality.

Non-interest Income. Non-interest income declined $878,000, or 19.5%, from the second quarter of 2017 to $3.6 million in the second quarter of 2018. The decline was mainly due to a $1.2 million, or 89.5%, drop in loan level derivative income, which is related to a lower volume of new commercial loan customer back-to-back interest rate swap contracts. The amount of revenue in the loan level derivative income category can be volatile since it is a function of the amount of commercial loans that customers opt to convert from floating to fixed rate via interest rate swaps in any given quarter. Also contributing to the decline was the absence of a $928,000 gain recognized in the second quarter of last year on the sale of the Company's remaining available-for-sale debt securities portfolio. Partially offsetting the declines was an $866,000 increase in miscellaneous income due primarily to Small Business Investment Company ("SBIC") investments, a $452,000 unrealized gain on equity securities recognized in the second quarter of 2018, and increases of $81,000, or 23.8%, in deposit account fees and $66,000, or 17.0%, in interchange and ATM fees.

Non-interest income declined $3.8 million, or 33.5%, from the first half of 2017 to $7.5 million in the first six months of 2018. The decline was mainly due to the gains recognized in the sale of the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc. in the first quarter of 2017. The Company recognized a gain of $653,000 in the first quarter of 2018, which reflects the release of escrowed funds on the transaction, compared to a gain of $5.9 million in the first quarter of 2017. In addition, there was a $1.1 million, or 75.0%, decline in loan level derivative income to $383,000 in the first half of 2018, while mortgage banking income dropped $186,000, or 9.5%, to $1.8 million in the first half of 2018. These declines were partially offset by (1) an increase in miscellaneous income to $1.9 million in the first half of 2018 from $68,000 in the first half of 2017 due primarily to SBIC investments, (2) gains on securities and the sale premises and equipment of $654,000 in the first half of 2018 compared to a loss of $94,000 in the first half of last year, and (3) an increase in deposit account fees of $116,000, or 17.5%, to $777,000 in the first half of 2018 while interchange and ATM fees increased $109,000, or 14.8%, to $845,000 in the first half of 2018.

Non-interest Expense. Non-interest expense increased $325,000, or 2.4%, from the second quarter of 2017 to $13.7 million in the second quarter of 2018. The increase was mainly driven by higher salaries and benefits expense which was up $600,000, or 7.8%, due, in part, to an increase in full time equivalent employees to 245 at June 30, 2018 from 230 at June 30, 2017 as well as merit increases.

For the first six months of 2018, non-interest expense was $27.6 million, up $796,000, or 3.0%, from the first half of 2017. Salaries and benefits expense increased $1.4 million, or 9.3%, to $16.6 million in the first half of 2018 due to the same factors causing the increase in the quarterly comparison discussed above as well as higher stock-based and incentive compensation. The growth in salaries and benefits expense was partially offset by declines in professional fees and advertising.

Income Tax Provision. The Company recorded an income tax provision of $2.4 million in the second quarter of 2018 and had an effective tax rate in the quarter of 26.8% on pre-tax income of $8.8 million. In the second quarter of 2017, the Company recorded an income tax provision of $2.6 million and had an effective tax rate of 39.9% on pre-tax income of $6.4 million. The decline in the effective tax rate from the second quarter of 2017 reflects the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Tax Act provided for a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The Company recorded an income tax provision of $4.6 million in the first half of 2018 and had an effective tax rate of
26.2% on pre-tax income of $17.7 million. In the first half of 2017, the Company recorded a tax provision of $4.3 million and had an effective tax rate of 27.6% on pre-tax income of $15.7 million. The first quarter of 2017 included the reversal of a valuation allowance for state income taxes of $1.7 million. Excluding the reversal of that item, the effective tax rate in the first half of 2017 was 38.4%. The decline in the effective tax rate in 2018 from the adjusted rate in 2017 is due to the Tax Act.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Real estate:
1-4 family residential	2	$425	5	$1,664	7	$2,089
Home equity	—	—	6	605	6	605
Consumer loans	—	—	1	7	1	7
Total loans	2	$425	12	$2,276	14	$2,701
At December 31, 2017
Real estate:
1-4 family residential	2	$348	7	$2,184	9	$2,532
Home equity	1	13	5	656	6	669
Commercial real estate	—	—	2	3,893	2	3,893
Consumer loans	1	7	1	92	2	99
Total loans	4	$368	15	$6,825	19	$7,193

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. The increase in total nonperforming assets from December 31, 2017 is mainly due to the placement of one commercial real estate loan on nonaccrual during the first quarter for 2018. Other real estate owned at June 30, 2018 reflects an asset that was carried as a commercial real estate nonaccrual loan at December 31, 2017. In addition, there has been an increase in home equity nonaccrual loans from the end of 2017.

	At June 30, 2018	At December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$5,393	$5,190
Home equity loans and lines	2,224	1,387
Commercial real estate	2,357	4,744
Commercial business	179	—
Consumer	96	202
Total non-accrual loans	$10,249	$11,523

Other real estate owned	3,649	—
Total non-performing assets	$13,898	$11,523

Ratios:
Non-accrual loans to total loans	0.45%	0.52%
Non-performing assets to total assets	0.51%	0.43%

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

	At June 30, 2018	At December 31, 2017
	(Dollars in thousands)

Performing troubled debt restructurings	$364	$653
Non-accrual troubled debt restructurings	3,611	1,533
Total	$3,975	$2,186

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.16%	0.07%
Total troubled debt restructurings as a % of total loans	0.18%	0.10%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At June 30, 2018	At December 31, 2017
	(In thousands)
Classified loans:
Substandard	$7,140	$10,355
Doubtful	245	250
Loss	—	—
Total classified loans	7,385	10,605
Special mention	16,717	9,896
Total criticized loans	$24,102	$20,501

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of June 30, 2018, there were $16.7 million of assets designated as special mention compared to $9.9 million at December 31, 2017. We have not identified any potential problem loans that are not included in the tables above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans was 0.89% at June 30, 2018, compared to 0.95% at December 31, 2017 and 0.97% at June 30, 2017. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$20,185	$18,875	$20,877	$18,750
Charge-offs:
1-4 family residential	—	(52)	—	(52)
Commercial real estate	—	—	(194)	—
Commercial business	(153)	—	(178)	—
Consumer loans	(19)	(24)	(40)	(39)
Total charge-offs	(172)	(76)	(412)	(91)
Recoveries:
1-4 family residential	—	—	—	74
Commercial business	11	—	11	9
Consumer loans	—	—	8	—
Total recoveries	11	—	19	83
Net (charge-offs)	(161)	(76)	(393)	(8)
Provision (credit) for loan losses	101	1,118	(359)	1,175
Balance at end of period	$20,125	$19,917	$20,125	$19,917
Ratios:
Net (charge-offs)/recoveries to average loans outstanding	(0.03)%	(0.01)%	(0.04)%	—%
Allowance for loan losses to non-accrual loans at end of period	196%	158%	196%	158%
Allowance for loan losses to total loans at end of period (1)	0.89%	0.97%	0.89%	0.97%
______________________
(1) Total loans do not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At June 30, 2018		At December 31, 2017
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,372	43.66%	$5,076	41.87%
Home equity	603	3.19	699	3.66
Commercial	8,992	36.52	9,584	37.86
Construction	1,479	3.91	1,708	4.13
Commercial business loans	3,389	11.91	3,473	11.50
Consumer loans	290	0.81	337	0.98
Total allowance	$20,125	100.00%	$20,877	100.00%

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
As of June 30, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(1.9)%	(4.8)%
+100	1.0%	1.0%
+200	2.0%	0.4%
_______________________

(1)	The calculated change in net interest income for Year One and Year Two assumes a gradual parallel shift across the yield curve over the first twelve months.

The table above indicates that at June 30, 2018, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 1.0% and 2.0% increase, respectively, in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 1.0% and 0.4% increase, respectively, in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.9% decrease in net interest income in Year One, and a 4.8% decrease in net interest income in Year Two.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of June 30, 2018 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 5.2% and 11.0%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 0.3% increase in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At June 30, 2018, there were $200.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding and we had the ability to borrow up to an additional $587.9 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At June 30, 2018, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $9.1 million of U.S. government-sponsored mortgage-backed securities.

At June 30, 2018, the Company also had $35.0 million available under unsecured federal funds lines with two correspondent banks, and $17.5 million available under the Federal Reserve Bank discount window borrowing facility, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at June 30, 2018.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2018, cash and cash equivalents totaled $51.9 million, which was up from $46.2 million at December 31, 2017.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $72.2 million during the six months ended June 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $5.0 million for the six months ended June 30, 2018.

At June 30, 2018, we had $153.6 million in commitments to originate loans. In addition to commitments to originate loans, we had $329.9 million in unused lines of credit to borrowers and letters of credit and $46.0 million in undisbursed construction loans. Certificates of deposit due within one year of June 30, 2018 totaled $481.2 million, or 22.8% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of June 30, 2018 totaled $198.6 million, or 9.4% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of June 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended June 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018. As of June 30, 2018, the risk factors of the Company have not changed materially from those disclosed in the Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Supplemental Executive Retirement Agreement with William M. Parent. On July 30, 2018, the Blue Hills Bank entered into a Supplemental Executive Retirement Agreement (the “SERP”) with William M. Parent, President and Chief Executive Officer of the Bank, effective July 1, 2018, to provide additional retirement benefits to Mr. Parent who has contributed significantly to the success of the Bank and whose continued services are vital to the Bank’s continued growth and success. Under the terms of the SERP, Mr. Parent is entitled to the value of a vested account balance upon his separation from service (as defined in the SERP). The account will immediately become 100% vested upon Mr. Parent’s death prior to separation from service, his disability, or upon a separation from service with or following a change in control (as defined in the SERP). The Bank will credit the account balance with a one-time contribution of $3.0 million, and in addition will credit the account with interest, compounded monthly. The account balance is subject to a five-year vesting schedule, with 20% of the account balance vesting on each July 1st, beginning on July 1, 2018 through 2022. Upon a separation from service or death, the vested account balance will be paid in a lump sum payment to Mr. Parent or his beneficiary, as applicable. In the event Mr. Parent’s employment is terminated following a change in control, an amount equal to $3.0 million, plus interest, will be paid to him in a single payment.

Two-Year Change in Control Agreement with Lauren Messmore. The Company and the Bank (collectively, the “employers”) have entered into a two-year change in control agreement (the “Agreement”) with Ms. Lauren Messmore, Executive Vice President and Chief Financial Officer. Commencing on the first anniversary of the effective date of the Agreement, the Agreement may be renewed by the boards of directors of the employers for an additional 12 months, such that the continuing terms shall be for 24 months. If the boards of directors determine not to renew the Agreement, the employers must provide Ms. Messmore notice at least 30 days before such anniversary date that the Agreement will not be renewed. In such event, the Agreement will terminate at the end of the then term. Notwithstanding the foregoing, if the Agreement is in effect on the effective date of a change in control (as defined in the agreement), the Agreement will automatically renew on such date and will expire 24 months following the change in control.

In the event of a change in control followed by Ms. Messmore’s involuntary termination of employment (other than for cause, death or disability) or her resignation for good reason (as defined in the agreement) (each a “terminating event”), Ms. Messmore will receive a cash severance payment equal to (i) two times the sum of her annual base salary and average annual short-term incentive cash compensation paid over the prior two most recent fiscal years ended before or simultaneously with the change in control, payable in equal monthly installments over the 24 month period following the date her employment is terminated, plus (ii) any accrued but unpaid compensation and accrued but unpaid paid time off, payable in a lump sum no later than 10 days following the date her employment is terminated. In addition, the employers will maintain Ms. Messmore’s group medical and life insurance coverage in effect for 24 months following the date of termination, at their sole expense, or if providing either of such coverages on a pre-tax basis would result in an excise tax or penalties to the employers, the employer would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to Ms. Messmore reasonably estimated to be equal to the value of such benefits.

Notwithstanding anything to the contrary, the Agreement provides that the employers will not be required to make a payment or benefit under the Agreement or otherwise, that, in the reasonable estimation of the an independent certified public account would not be deductible, in whole or in part, as a result of Section 280G of the Internal Revenue Code. In such event, the payment or benefits under the change in The Agreement would be reduced, to the extent necessary to avoid this result. In addition, if necessary to avoid excise taxes under Section 409A of the Internal Revenue Code, and only to such extent, a cash severance payment may be delayed and paid on the earlier of six months and one day after Ms. Messmore’s separation from service or her death. In such event, the first payment shall include a catch-up payment covering amounts that would have been paid during the delay and shall earn interest at an annual rate equal to the applicable federal short-term rate published by the Internal Revenue Service.

The foregoing descriptions of the SERP and the Agreement do not purport to be complete and are qualified in their entirety by reference to the copies of the SERP and the form of the Agreement attached hereto as Exhibit 10.1, and 10.2, respectively, which are incorporated herein by reference.

Item 6.	Exhibits

10.1	Supplemental Executive Retirement Agreement by and between Blue Hills Bank and William M. Parent

10.2	Form of Two-Year Change in Control Agreement between Blue Hills Bancorp, Inc., Blue Hills Bank and Kevin Malone and Lauren Messmore

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Net Income for three months ended June 30, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the three months ended June 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the three months ended June 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the three months ended June 30, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: August 2, 2018	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: August 2, 2018	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer