Form 10-Q
period 2018-09-30
Blue Hills Bancorp, Inc.
filed 2018-11-01
CIK 1601545

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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
YES [   ]     NO [X]

As of October 31, 2018 there were 26,857,844 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

Blue Hills Bancorp, Inc.
Form 10-Q

Index
Part I. Financial Information

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets (unaudited)

	September 30, 2018	December 31, 2017
(In thousands, except share data)
Assets
Cash and due from banks	$15,459	$16,149
Short-term investments	32,290	30,018
Total cash and cash equivalents	47,749	46,167
Equity securities, at fair value	5,270	—
Securities available for sale, at fair value	—	9,720
Securities held to maturity, at amortized cost	305,935	303,716
Federal Home Loan Bank stock, at cost	11,815	12,105
Loans held for sale	5,035	8,992
Loans, net of allowance for loan losses of $19,920 at September 30, 2018 and $20,877 at December 31, 2017	2,286,796	2,186,147
Premises and equipment, net	19,882	21,573
Other real estate owned	3,649	—
Accrued interest receivable	7,143	6,438
Goodwill	9,160	9,160
Core deposit intangible	175	557
Net deferred tax asset	6,995	6,000
Bank-owned life insurance	33,889	33,078
Other assets	39,061	24,867
	$2,782,554	$2,668,520
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$240,673	$219,984
Interest bearing	1,925,334	1,819,885
Total deposits	2,166,007	2,039,869
Short-term borrowings	98,000	100,000
Long-term debt	80,000	105,000
Accrued expenses and other liabilities	35,471	25,845
Total liabilities	2,379,478	2,270,714

Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value, (100,000,000 shares authorized; 26,899,594 and 26,827,660 issued and outstanding at September 30, 2018 and December 31, 2017, respectively)	269	268
Additional paid-in capital	259,892	254,750
Unearned compensation-ESOP	(19,168)	(19,737)
Retained earnings	163,892	163,978
Accumulated other comprehensive loss	(1,809)	(1,453)
Total stockholders' equity	403,076	397,806
	$2,782,554	$2,668,520
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income:	(In thousands, except share data)
Interest and fees on loans	$24,455	$19,721	$69,345	$55,818
Interest on securities	1,854	1,565	5,520	5,347
Dividends	210	194	609	544
Other	92	65	232	191
Total interest and dividend income	26,611	21,545	75,706	61,900
Interest expense:
Interest on deposits	6,357	4,089	16,384	10,866
Interest on borrowings	791	502	2,517	1,791
Total interest expense	7,148	4,591	18,901	12,657
Net interest and dividend income	19,463	16,954	56,805	49,243
Provision (credit) for loan losses	(182)	242	(541)	1,417
Net interest and dividend income, after provision (credit) for loan losses	19,645	16,712	57,346	47,826
Non-interest income:
Deposit account fees	473	385	1,250	1,046
Interchange and ATM fees	471	455	1,316	1,191
Mortgage banking	974	1,146	2,747	3,105
Loss on sale of purchased home equity portfolio	—	(118)	—	(118)
Loan level derivative income	1,044	156	1,427	1,687
Net unrealized (losses) gains on equity securities	(61)	—	322	—
Loss on sales of available for sale securities, net	—	—	—	(94)
Gain on exchange of investment in Northeast Retirement Services	—	—	653	5,947
Bank-owned life insurance income	279	268	811	786
Gain on sale of premises and equipment	—	—	271	—
Miscellaneous	675	534	2,588	602
Total non-interest income	3,855	2,826	11,385	14,152
Non-interest expense:
Salaries and employee benefits	8,874	7,979	25,520	23,206
Occupancy and equipment	2,071	2,024	6,204	6,169
Data processing	1,062	1,016	3,160	3,082
Professional fees	302	340	1,205	1,735
Advertising	509	563	1,312	1,419
FDIC deposit insurance	221	226	684	661
Directors’ fees	383	382	1,154	1,184
Amortization of core deposit intangible	103	199	381	668
Merger expenses	1,321	—	1,321	—
Other general and administrative	677	626	2,144	1,997
Total non-interest expense	15,523	13,355	43,085	40,121
Income before income taxes	7,977	6,183	25,646	21,857
Provision for income taxes	2,188	2,342	6,817	6,661
Net income	$5,789	$3,841	$18,829	$15,196
Earnings per common share:
Basic	$0.24	$0.16	$0.78	$0.63
Diluted	$0.23	$0.16	$0.75	$0.62
Weighted average shares outstanding:
Basic	24,256,902	23,973,116	24,220,055	23,945,885
Diluted	25,242,737	24,510,092	25,021,158	24,377,662
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$5,789	$3,841	$18,829	$15,196
Other comprehensive income:
Securities available for sale:
Change in unrealized holding gains	—	(494)	—	3,499
Reclassification adjustment for net losses realized in net income (1)	—	—	—	94
Net change in unrealized gains	—	(494)	—	3,593
Tax effect	—	197	—	(1,230)
Net-of-tax amount	—	(297)	—	2,363
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(23)	(22)	(63)	(67)
Tax effect	6	8	17	13
Net-of-tax amount	(17)	(14)	(46)	(54)
Defined benefit pension plan:
Reclassification adjustment for net actuarial loss recognized in net periodic benefit cost (3)	66	89	199	267
Tax effect	(19)	(31)	(57)	(121)
Net-of-tax amount	47	58	142	146
Other comprehensive income (loss)	30	(253)	96	2,455
Comprehensive income	$5,819	$3,588	$18,925	$17,651
______________________

(1)
Amounts are included in loss on sales of available for sale securities, net, in the consolidated statements of net income. Income tax benefit associated with the reclassification adjustment for the nine months ended September 30, 2017 was $32,000.

(2)	Amounts are included in interest income on securities in the consolidated statements of net income.

(3)	Amounts are included in salaries and employee benefits expense in the consolidated statements of net income.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Nine Months Ended September 30, 2018 and 2017 (unaudited)

	Common Stock		Additional paid-in capital	Unearned compensation- ESOP	Retained earnings	Accumulated other comprehensive (loss) income	Total
(In thousands, except share data)	Shares	Amount
Balance at December 31, 2016	26,759,953	$268	$249,308	$(20,496)	$161,896	$(4,069)	$386,907
Cumulative effect of change in accounting principle	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	15,196	2,455	17,651
ESOP shares committed to be released	—	—	472	569	—	—	1,041
Common stock dividends declared ($0.45 per common share)	—	—	—	—	(10,783)	—	(10,783)
Restricted stock awards granted	184,695	—	—	—	—	—	—
Restricted stock awards forfeited	(85,317)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,108	—	—	—	4,108
Share redemption for tax withholdings for restricted stock vesting	(5,903)	—	(107)	—	—	—	(107)
Proceeds from the exercise of options, net	15,660	—	217	—	—	—	217
Balance at September 30, 2017	26,869,088	$268	$254,025	$(19,927)	$166,282	$(1,614)	$399,034

Balance at December 31, 2017	26,827,660	$268	$254,750	$(19,737)	$163,978	$(1,453)	$397,806
Cumulative effect of change in accounting principle ASU 2016-01 (Note 2)	—	—	—	—	173	(173)	—
Adoption of ASU 2018-02 (Note 2)	—	—	—	—	279	(279)	—
Comprehensive income	—	—	—	—	18,829	96	18,925
ESOP shares committed to be released	—	—	640	569	—	—	1,209
Common stock dividends declared ($0.80 per common share)	—	—	—	—	(19,367)	—	(19,367)
Restricted stock awards granted	59,300	—	—	—	—	—	—
Restricted stock awards forfeited	(24,890)	—	—	—	—	—	—
Share-based compensation expense	—	—	4,129	—	—	—	4,129
Share redemption for tax withholdings for restricted stock vesting	(16,860)	—	(345)	—	—	—	(345)
Proceeds from exercise of options, net	54,384	1	718	—	—	—	719
Balance at September 30, 2018	26,899,594	$269	$259,892	$(19,168)	$163,892	$(1,809)	$403,076
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$18,829	$15,196
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(541)	1,417
Net amortization of securities	716	1,363
Loss on sales of available for sale securities, net	—	94
Unrealized gains on equity securities, net	(322)	—
Net change in loans held for sale	3,957	(9,507)
Losses (gains) on sales of portfolio loans, net	41	(58)
Loss on sale of purchased home equity portfolio	—	118
Net amortization of net deferred loan origination costs and discounts	(507)	105
Depreciation and amortization of premises and equipment	1,532	1,596
Amortization of core deposit intangible	381	668
Bank-owned life insurance income	(811)	(786)
ESOP expense	1,209	1,041
Deferred income tax benefit	(1,035)	(487)
Share-based compensation expense	4,129	4,108
Gain on exchange of investment in Northeast Retirement Services	(653)	(5,947)
Gain on sale of premises and equipment	(271)	—
Net change in:
Accrued interest receivable	(705)	255
Other assets	(14,501)	(3,350)
Accrued expenses and other liabilities	10,478	3,753
Net cash provided by operating activities	21,926	9,579
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(13,951)
Sales	—	213,084
Principal paydowns	—	5,049
Activity in securities held to maturity:
Purchases	(32,866)	(151,363)
Maturities/calls	—	25,000
Principal paydowns	29,868	23,557
Proceeds from sale of equity securities	4,772	—
Loan originations and purchases, net of paydowns	(110,498)	(219,759)
Proceeds from residential portfolio loan sales	7,207	51,661
Proceeds from sale of purchased home equity portfolio	—	12,100
Net disposals (purchases) of premises and equipment	430	(1,412)
Purchase of FHLBB stock	(10,077)	(4,309)
Redemption of FHLBB stock	10,367	8,251
Proceeds from exchange of investment in Northeast Retirement Services	308	1,595
Net cash used in investing activities	(100,489)	(50,497)
The accompanying notes are an integral part of these unaudited consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

(concluded)

	Nine Months Ended
	September 30,
	2018	2017
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered deposits	108,553	200,869
Net change in brokered deposits	17,585	(24,003)
Net change in short-term borrowings	(2,000)	(126,000)
Net (repayments) proceeds from long-term debt	(25,000)	5,000
Share redemption for tax withholdings for restricted stock vesting	(345)	(107)
Proceeds from exercise of stock options, net	719	217
Common stock dividends paid	(19,367)	(7,191)
Net cash provided by financing activities	80,145	48,785
Net change in cash and cash equivalents	1,582	7,867
Cash and cash equivalents at beginning of period	46,167	30,496
Cash and cash equivalents at end of period	$47,749	$38,363
Supplementary information:
Interest paid	$18,324	$12,354
Income taxes paid, net of refunds	6,473	5,962
Other real estate owned acquired in settlement of loans	3,649	202
Common stock dividends declared	19,367	10,783

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

Merger

On September 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), and Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"). Pursuant to the Merger Agreement, the Company will merge with and into Independent (the "Merger"), with Independent being the surviving corporation. Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.2308 shares of Independent common stock and $5.25 in cash (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which $26.25 exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be cancelled and converted into the right to receive the Merger Consideration. Following the merger of the Company with and into Independent, Blue Hills Bank will merge with Rockland Trust, with Rockland Trust being the surviving institution. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals and the approvals of the Company's and Independent's shareholders. The Merger is expected to close in the first half of 2019.

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

Allocated component

The allocated component relates to loans that are considered impaired. Impairment is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. An allowance is established when the discounted cash flows or collateral value of the impaired loan is lower than the carrying value of that loan.

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

NOTE 2 – ACCOUNTING STANDARDS UPDATES

Accounting Standards Adopted in the Period

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is evaluating the provisions of this Update and the impact to the consolidated financial statements upon adoptions is not expected to be material.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this Update. The Company is evaluating the provisions of this Update and the impact to the consolidated financial statements upon adoptions is not expected to be material.

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

Recently Issued

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases. The guidance provides clarification on the application of ASU 2016-02, specifically on certain narrow aspects of the guidance issued under ASU 2016-02, including comparative reporting requirements for initial adoption and, for lessors only, separating lease and non-lease components in a contract and allocating the consideration in the contract to the separate components. For entities that have not adopted ASU 2016-02 before the issuance of these updates, the amendments in this guidance are the same as the effective date and transition requirements in ASU 2016-02. The adoption of this Update is not expected to have an impact on the Company’s consolidated financial statements.

Future Application of Accounting Pronouncements Previously Issued

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period permitted. The Update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company currently expects the adoption to have an immaterial impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. This Update is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company's assets and liabilities will increase based on the present value of remaining lease payments for leases in place at the adoption date; however, this is not expected to be material to the Company's results of operations or financial position. Future lease commitments as of at September 30, 2018 amounted to $19.9 million.

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

NOTE 3 - SECURITIES

The amortized cost and estimated fair value of securities available for sale and securities held to maturity, with gross unrealized gains and losses, follows:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,688	$—	$(1,358)	$29,330
Government-sponsored mortgage-backed and collateralized mortgage obligations	246,624	6	(9,668)	236,962
SBA asset-backed securities	28,623	32	(999)	27,656
Total securities held to maturity	$305,935	$38	$(12,025)	$293,948

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	$9,437	$755	$(472)	$9,720

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,673	$—	$(894)	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	244,668	30	(3,437)	241,261
SBA asset-backed securities	28,375	28	(329)	28,074
Total securities held to maturity	$303,716	$58	$(4,660)	$299,114

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2018 are included in the following table. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on expected maturities, the mortgage and asset-backed securities and collateralized mortgage obligations, included below, have a 4.0 year weighted average duration.

	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$1,098	$1,088
After 1 year through 5 years	23,040	22,124
After 5 years through 10 years	6,550	6,118
	30,688	29,330
Mortgage and asset-backed securities and collateralized mortgage obligations	275,247	264,618
	$305,935	$293,948

At September 30, 2018, net unrealized gains on equity securities held at the end of the period are $593,000. For the three and nine months ended September 30, 2018, proceeds from the sale of equity securities amounted to $4.8 million. For the three months ended September 30, 2017, there were no proceeds from the sale of securities available for sale. For the nine months ended September 30, 2017, proceeds from sales of securities available for sale amounted to $213.1 million, gross realized gains amounted $2.2 million, and gross realized losses amounted to $2.3 million.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2018
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(65)	$3,031	$(1,293)	$26,299
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,608)	61,656	(8,060)	174,794
SBA asset-backed securities	(194)	6,160	(805)	18,486
Total temporarily impaired securities held to maturity	$(1,867)	$70,847	$(10,158)	$219,579

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

At September 30, 2018, multiple debt securities have unrealized losses with aggregate depreciation of approximately 4.0% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in fair value is attributable to changes in interest rates and not to credit quality and it is more likely than not that the Company will recover their amortized cost bases by maturity, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2018. Management has the ability and intent to hold the securities until maturity.

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Temporarily impaired marketable equity securities	$(449)	$4,310	$(23)	$443

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(109)	$8,521	$(785)	$21,258
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,563)	119,782	(1,874)	111,712
SBA asset-backed securities	(34)	9,897	(295)	11,423
Total temporarily impaired securities held to maturity	$(1,706)	$138,200	$(2,954)	$144,393

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Real estate:
1-4 family residential	$1,003,731	$922,627
Home equity	70,071	80,662
Commercial real estate	853,899	834,264
Construction	75,390	91,050
	2,003,091	1,928,603
Commercial business	283,200	253,509
Consumer	16,889	21,698
Total loans	2,303,180	2,203,810
Allowance for loan losses	(19,920)	(20,877)
Discount and fair value adjustments on purchased loans	(1,126)	(1,477)
Deferred loan costs and fees, net	4,662	4,691
Loans, net	$2,286,796	$2,186,147

Activity in the allowance for loan losses for the three and nine months ended September 30, 2018 and 2017, by loan segment, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
Three Months Ended September 30, 2018
Allowance at June 30, 2018	$5,372	$603	$8,992	$1,479	$3,389	$290	$20,125
Provision (credit) for loan losses	(8)	(27)	6	(323)	178	(8)	(182)
Loans charged-off	—	—	—	—	—	(23)	(23)
Recoveries	—	—	—	—	—	—	—
Allowance at September 30, 2018	$5,364	$576	$8,998	$1,156	$3,567	$259	$19,920

Three Months Ended September 30, 2017
Allowance at June 30, 2017	$4,973	$609	$8,987	$1,610	$3,352	$386	$19,917
Provision (credit) for loan losses	(3)	61	(153)	169	159	9	242
Loans charged-off	—	—	—	—	—	(36)	(36)
Recoveries	125	—	—	—	—	—	125
Allowance at September 30, 2017	$5,095	$670	$8,834	$1,779	$3,511	$359	$20,248

Nine Months Ended September 30, 2018
Allowance at December 31, 2017	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Provision (credit) for loan losses	288	(123)	(392)	(552)	261	(23)	(541)
Loans charged-off	—	—	(194)	—	(178)	(63)	(435)
Recoveries	—	—	—	—	11	8	19
Allowance at September 30, 2018	$5,364	$576	$8,998	$1,156	$3,567	$259	$19,920

Nine Months Ended September 30, 2017
Allowance at December 31, 2016	$4,846	$537	$8,374	$1,353	$3,206	$434	$18,750
Provision (credit) for loan losses	102	133	460	426	296	—	1,417
Loans charged-off	(52)	—	—	—	—	(75)	(127)
Recoveries	199	—	—	—	9	—	208
Allowance at September 30, 2017	$5,095	$670	$8,834	$1,779	$3,511	$359	$20,248

Additional information pertaining to the allowance for loan losses at September 30, 2018 and December 31, 2017 is as follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total
	(In thousands)
September 30, 2018
Allowance related to impaired loans	$45	$—	$—	$—	$—	$—	$45
Allowance related to non-impaired loans	5,319	576	8,998	1,156	3,567	259	19,875
Total allowance for loan losses	$5,364	$576	$8,998	$1,156	$3,567	$259	$19,920
Impaired loans	$6,801	$1,814	$3,386	$—	$163	$99	$12,263
Non-impaired loans	996,930	68,257	850,513	75,390	283,037	16,790	2,290,917
Total loans	$1,003,731	$70,071	$853,899	$75,390	$283,200	$16,889	$2,303,180
December 31, 2017
Allowance related to impaired loans	$80	$—	$—	$—	$—	$1	$81
Allowance related to non-impaired loans	4,996	699	9,584	1,708	3,473	336	20,796
Total allowance for loan losses	$5,076	$699	$9,584	$1,708	$3,473	$337	$20,877
Impaired loans	$5,949	$1,387	$4,744	$—	$—	$202	$12,282
Non-impaired loans	916,678	79,275	829,520	91,050	253,509	21,496	2,191,528
Total loans	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

The following is a summary of past due and non-accrual loans, by loan class, at September 30, 2018 and December 31, 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
September 30, 2018
Real estate:
1-4 family residential	$970	$664	$1,607	$3,241	$6,339
Home equity	483	692	434	1,609	1,814
Commercial real estate	—	—	—	—	3,386
Commercial business	—	—	—	—	163
Consumer	95	—	25	120	82
Total	$1,548	$1,356	$2,066	$4,970	$11,784

December 31, 2017
Real estate:
1-4 family residential	$381	$348	$2,184	$2,913	$5,190
Home equity	509	13	656	1,178	1,387
Commercial real estate	—	—	3,893	3,893	4,744
Consumer	107	7	92	206	202
Total	$997	$368	$6,825	$8,190	$11,523

There were no loans past due 90 days or more and still accruing interest at September 30, 2018 and December 31, 2017.

The following is a summary of information pertaining to impaired loans by loan class at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
September 30, 2018	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$5,447	$5,844	$—
Home equity	1,814	1,944	—
Commercial real estate	3,386	3,543	—
Commercial business	163	314	—
Consumer	99	113	—
Total	10,909	11,758	—

Impaired loans with a valuation allowance:
1-4 family residential	1,354	1,354	45

Total impaired loans	$12,263	$13,112	$45

December 31, 2017
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,501	$4,897	$—
Home equity	1,387	1,523	—
Commercial real estate	4,744	5,206	—
Commercial business	—	11	—
Consumer	191	243	—
Total	10,823	11,880	—

Impaired loans with a valuation allowance:
Real estate:
1-4 family residential	1,448	1,448	80
Consumer	11	11	1
Total	1,459	1,459	81

Total impaired loans	$12,282	$13,339	$81

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans by class, for the periods indicated:

	Average Recorded Investment	Interest Income Recognized
Three Months Ended September 30, 2018	(In thousands)
Real estate:
1-4 family residential	$6,331	$75
Home equity	2,019	20
Commercial real estate	2,850	30
Commercial business	171	6
Consumer	97	1
Total	$11,468	$132

Three Months Ended September 30, 2017
Real estate:
1-4 family residential	$6,041	$60
Home equity	1,198	6
Commercial real estate	4,933	172
Commercial business	89	—
Consumer	340	2
Total	$12,601	$240

Nine Months Ended September 30, 2018
Real estate:
1-4 family residential	$6,159	$225
Home equity	1,688	65
Commercial real estate	3,210	76
Commercial business	162	14
Consumer	122	4
Total	$11,341	$384

Nine Months Ended September 30, 2017
Real estate:
1-4 family residential	$6,330	$220
Home equity	1,234	35
Commercial real estate	3,970	207
Commercial business	161	5
Consumer	251	7
Total	$11,946	$474

No additional funds are committed to be advanced in connection with impaired loans.

There were no troubled debt restructurings entered into during the three months ended September 30, 2018. Troubled debt restructurings entered into during the nine months ended September 30, 2018 are as follows:

Nine Months Ended September 30, 2018	Number of contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
1-4 family residential	3	$469	$475
Home equity	1	359	359
Commercial real estate	1	1,563	1,563
Total	5	$2,391	$2,397

There were no material troubled debt restructurings recorded during the three and nine months ended September 30, 2017. Loans modified during the three and nine months ended September 30, 2018 were modified to capitalize past due interest for 1-4 family residential and home equity loans and extend interest only periods for commercial real estate loans.

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

The following tables present the Company’s loans by risk rating at September 30, 2018 and December 31, 2017:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
September 30, 2018
Loans rated 1 - 6	$994	$328	$841,437	$75,390	$266,574	$3	$1,184,726
Loans rated 7	3,694	1,853	5,316	—	15,534	82	26,479
Loans rated 8	2,750	—	7,146	—	1,092	16	11,004
Loans rated 9	242	—	—	—	—	—	242
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	996,051	67,890	—	—	—	16,788	1,080,729
	$1,003,731	$70,071	$853,899	$75,390	$283,200	$16,889	$2,303,180
December 31, 2017
Loans rated 1 - 6	$1,022	$270	$821,815	$91,050	$252,765	$3	$1,166,925
Loans rated 7	2,848	1,523	4,660	—	744	121	9,896
Loans rated 8	2,566	—	7,789	—	—	—	10,355
Loans rated 9	250	—	—	—	—	—	250
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	915,941	78,869	—	—	—	21,574	1,016,384
	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

NOTE 5 - OTHER REAL ESTATE OWNED

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from foreclosed assets. At September 30, 2018, other real estate owned consists of one commercial real estate property that the Company foreclosed on during the nine months ended September 30, 2018. The balance was $3.6 million as of September 30, 2018. There was no balance as of December 31, 2017.

Noninterest expenses applicable to foreclosed assets were $12,000 and $84,000 during the three and nine months ended September 30, 2018, respectively. Noninterest expenses applicable to foreclosed assets were $2,000 and $11,000 for the three and nine months ended September 30, 2017, respectively.

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

The table below presents information about derivative financial instruments not designated as hedging instruments at September 30, 2018 and December 31, 2017.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
September 30, 2018
Economic hedges:
Commercial loan level interest rate swap agreements	$629,078	$18,458	$629,078	$18,458
Other contracts	37,212	35	46,507	26
Total derivatives	$666,290	$18,493	$675,585	$18,484
December 31, 2017
Economic hedges:
Commercial loan level interest rate swap agreements	$582,388	$8,741	$582,388	$8,741
Other contracts	27,689	25	54,293	44
Total derivatives	$610,077	$8,766	$636,681	$8,785

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

At September 30, 2018, the Company had $10.6 million of interest rate lock commitments to borrowers and loans held for sale of $947,000 with $11.6 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. At September 30, 2018, the Company had $18.3 million of interest rate lock commitments to borrowers and loans held for sale of $4.1 million with $22.4 million of forward commitments for the future delivery of residential mortgage loans on a mandatory delivery basis. Included in the forward commitments are open TBAs with a notional amount of $16.0 million and $12.0 million of closed hedge instruments that are not settled at September 30, 2018.

At December 31, 2017, the Company had $16.4 million of loan commitments to borrowers and loans held for sale of $8.9 million with $25.3 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. The Company did not have any commitments under mandatory delivery at December 31, 2017.

The fair value of such commitments as of September 30, 2018 and December 31, 2017 are outlined below:

	Assets		Liabilities
	Balance sheet location	Fair Value	Balance sheet location	Fair Value
	(In thousands)
September 30, 2018
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$73	Other liabilities	$6
Mortgage loan commitments mandatory delivery	Other assets	160	Other liabilities	3
Total mortgage derivative commitments		$233		$9

Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$8	Other liabilities	$11
Forward loan sale commitments mandatory delivery	Other assets	53	Other liabilities	9
Total forward loan sale commitments		$61		$20
Total		$294		$29

December 31, 2017
Derivative loan commitments:
Mortgage loan commitments best efforts	Other assets	$210	Other liabilities	$36
Total mortgage derivative commitments		$210		$36

Forward loan sale commitments:
Forward loan sale commitments best efforts	Other assets	$22	Other liabilities	$69
Total forward loan sale commitments		$22		$69
Total		$232		$105

NOTE 7 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
NOW and demand	$415,993	$381,316
Regular savings	206,726	221,004
Money market	620,529	646,603
Brokered money market	80,143	92,798
Total non-certificate accounts	1,323,391	1,341,721

Term certificates of $250,000 or more	179,926	134,649
Term certificates less than $250,000	382,684	313,733
Brokered term certificates	280,006	249,766
Total term certificate accounts	842,616	698,148
Total deposits	$2,166,007	$2,039,869

At September 30, 2018, the scheduled maturities of term certificate accounts, including brokered deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
Within 1 year	$515,442	1.79%
1-2 years	201,257	1.98
2-3 years	92,326	2.49
3-4 years	28,191	2.07
4 years and beyond	5,400	1.67
	$842,616	1.92%

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

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
September 30, 2018
Assets
Equity securities, at fair value	$5,270	$—	$—	$5,270
Derivative assets:
Interest rate swap agreements	—	18,493	—	18,493
Forward loan sale commitments - best efforts	—	—	8	8
Forward loan sale commitments - mandatory delivery	—	—	53	53
Mortgage loan commitments - best efforts	—	—	73	73
Mortgage loan commitments - mandatory delivery	—	—	160	160
Total assets	$5,270	$18,493	$294	$24,057
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$18,484	$—	$18,484
Forward loan sale commitments - best efforts	—	—	11	11
Forward loan sale commitments - mandatory delivery	—	—	9	9
Mortgage loan commitments - best efforts	—	—	6	6
Mortgage loan commitments - mandatory delivery	—	—	3	3
Total liabilities	$—	$18,484	$29	$18,513

December 31, 2017
Assets
Securities available for sale:
Marketable equity securities	$9,720	$—	$—	$9,720
Derivative assets:
Interest rate swap agreements	—	8,766	—	8,766
Forward loan sale commitments - best efforts	—	—	22	22
Mortgage loan commitments - best efforts	—	—	210	210
Total assets	$9,720	$8,766	$232	$18,718
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,785	$—	$8,785
Forward loan sale commitments - best efforts	—	—	69	69
Mortgage loan commitments - best efforts	—	—	36	36
Total liabilities	$—	$8,785	$105	$8,890

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

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$1,517	$—	$—	$2,214
Other real estate owned	—	—	3,649	—	—	—
	$—	$—	$5,166	$—	$—	$2,214
The following table summarizes the total gains (losses) on assets measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Impaired loans	$4	$11	$(346)	$2
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

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
September 30, 2018
Financial assets:
Cash and cash equivalents	$47,749	$47,749	$—	$—	$47,749
Equity securities at fair value	5,270	5,270	—	—	5,270
Securities held to maturity	305,935	—	293,948	—	293,948
Federal Home Loan Bank stock	11,815	—	—	11,815	11,815
Loans and loans held for sale, net	2,291,831	—	—	2,267,797	2,267,797
Accrued interest receivable	7,143	—	—	7,143	7,143
Financial liabilities:
Deposits	2,166,007	—	—	2,160,039	2,160,039
Borrowings	178,000	—	176,902	—	176,902
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	18,493	—	18,493	—	18,493
Forward loan sale commitments - best efforts	8	—	—	8	8
Forward loan sale commitments - mandatory delivery	53	—	—	53	53
Mortgage loan commitments - best efforts	73	—	—	73	73
Mortgage loan commitments-mandatory delivery	160	—	—	160	160
Derivative liabilities:
Interest rate swap agreements	18,484	—	18,484	—	18,484
Forward loan sale commitments - best efforts	11	—	—	11	11
Forward loan sale commitments - mandatory delivery	9	—	—	9	9
Mortgage loan commitments - best efforts	6	—	—	6	6
Mortgage loan commitments - mandatory delivery	3	—	—	3	3

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$46,167	$46,167	$—	$—	$46,167
Securities available for sale	9,720	9,720	—	—	9,720
Securities held to maturity	303,716	—	299,114	—	299,114
Federal Home Loan Bank stock	12,105	—	—	12,105	12,105
Loans and loans held for sale	2,195,139	—	—	2,174,871	2,174,871
Accrued interest receivable	6,438	—	—	6,438	6,438
Financial liabilities:
Deposits	2,039,869	—	—	2,036,150	2,036,150
Borrowings	205,000	—	203,913	—	203,913
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	8,766	—	8,766	—	8,766
Forward loan sale commitments - best efforts	22	—	—	22	22
Mortgage loan commitments - best efforts	210	—	—	210	210
Derivative liabilities:
Interest rate swap agreements	8,785	—	8,785	—	8,785
Forward loan sale commitments - best efforts	69	—	—	69	69
Mortgage loan commitments - best efforts	36	—	—	36	36

NOTE 9 - COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of stockholders' equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized gain	$—	$283
Tax effect	—	(140)
Net-of-tax amount	—	143
Securities held to maturity:
Net unrealized gain on transferred securities	187	250
Tax effect	(15)	(66)
Net-of-tax amount	172	184
Defined benefit pension plan:
Unrecognized net actuarial loss	(2,495)	(2,694)
Tax effect	514	914
Net-of-tax amount	(1,981)	(1,780)
	$(1,809)	$(1,453)

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over multiple years, with an initial phase-in of 0.625%. Beginning on January 1, 2018, the capital conservation buffer is 1.875%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods. The application of the capital conservation buffer resulted in no limitations to payout of retained earnings as of September 30, 2018.

As of September 30, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. Management believes, as of September 30, 2018 and December 31, 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company's and the Bank's actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
September 30, 2018
Total capital (to risk weighted assets)	$415,901	18.3%	$182,234	8.0%	$227,793	10.0%
Tier 1 capital (to risk weighted assets)	395,981	17.4	136,676	6.0	182,234	8.0
Common equity Tier 1 (to risk weighted assets)	395,981	17.4	102,507	4.5	148,065	6.5
Tier 1 capital (to average assets)	395,981	14.4	109,770	4.0	137,212	5.0
December 31, 2017
Total capital (to risk weighted assets)	$410,088	19.7%	$166,635	8.0%	$208,294	10.0%
Tier 1 capital (to risk weighted assets)	389,211	18.7	124,977	6.0	166,635	8.0
Common equity Tier 1 (to risk weighted assets)	389,211	18.7	93,732	4.5	135,391	6.5
Tier 1 capital (to average assets)	389,211	14.9	104,278	4.0	130,348	5.0
Blue Hills Bank:
September 30, 2018
Total capital (to risk weighted assets)	$365,926	16.1%	$182,059	8.0%	$227,574	10.0%
Tier 1 capital (to risk weighted assets)	346,006	15.2	136,544	6.0	182,059	8.0
Common equity Tier 1 (to risk weighted assets)	346,006	15.2	102,408	4.5	147,923	6.5
Tier 1 capital (to average assets)	346,006	12.6	109,664	4.0	137,080	5.0
December 31, 2017
Total capital (to risk weighted assets)	$341,175	16.4%	$166,391	8.0%	$207,988	10.0%
Tier 1 capital (to risk weighted assets)	320,298	15.4	124,793	6.0	166,391	8.0
Common equity Tier 1 (to risk weighted assets)	320,298	15.4	93,595	4.5	135,192	6.5
Tier 1 capital (to average assets)	320,298	12.3	104,137	4.0	130,171	5.0

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

	September 30, 2018	December 31, 2017

Allocated	291,617	219,860
Committed to be allocated	56,778	75,912
Unallocated	1,916,919	1,973,699
	2,265,314	2,269,471

The fair value of unallocated shares was $46.2 million and $39.7 million at September 30, 2018 and December 31, 2017, respectively.

Total compensation expense recognized in connection with the ESOP for the three months ended September 30, 2018 and 2017 was $434,000 and $357,000, respectively. Total compensation expense recognized in connection with the ESOP for the nine months ended September 30, 2018 and 2017 was $1.2 million and $1.0 million, respectively.

NOTE 12 – EARNINGS PER COMMON SHARE

Basic earnings per common share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations.

	Three Months Ended September 30,
	2018	2017
	(In thousands, except share amounts)
Net income applicable to common stock	$5,789	$3,841

Average number of common shares outstanding	26,894,607	26,865,148
Less: Average unallocated ESOP shares	(1,926,486)	(2,002,397)
Less: Average unvested restricted stock awards	(711,219)	(889,635)
Average number of common shares outstanding used to calculate basic earnings per common share	24,256,902	23,973,116

Effect of dilutive stock options	664,345	240,806
Effect of dilutive unvested restricted stock awards	321,490	296,170
Average number of common shares outstanding used to calculate diluted earnings per common share	25,242,737	24,510,092

Earnings per common share:
Basic	$0.24	$0.16
Diluted	$0.23	$0.16

	Nine Months Ended September 30,
	2018	2017
	(In thousands, except share amounts)
Net income applicable to common stock	$18,829	$15,196

Average number of common shares outstanding	26,875,768	26,855,598
Less: Average unallocated ESOP shares	(1,945,309)	(2,021,219)
Less: Average unvested restricted stock awards	(710,404)	(888,494)
Average number of common shares outstanding used to calculate basic earnings per common share	24,220,055	23,945,885

Effect of dilutive stock options	534,257	178,712
Effect of dilutive unvested restricted stock awards	266,846	253,065
Average number of common shares outstanding used to calculate diluted earnings per common share	25,021,158	24,377,662

Earnings per common share:
Basic	$0.78	$0.63
Diluted	$0.75	$0.62

Options for 236,056 and 589,746 shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2018, respectively. Options for 407,950 shares were not included in the computation of diluted earnings per common share because to do so would have been anti-dilutive for the three and nine months ended September 30, 2017.

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the nine months ended September 30, 2018:

Options granted	214,500
Vesting period (years)	5
Term (years)	10
Fair value calculation assumptions:
Expected volatility	25.40%-26.47%
Expected life (years)	6.5
Expected dividend yield	3.21%-3.47%
Risk free interest rate	2.39%-2.80%
Weighted average grant date fair value	$4.12-$4.13

A summary of the status of the Company's stock option grants for the nine months ended September 30, 2018, is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	2,684,650	$14.70
Granted	214,500	21.04
Forfeited	(79,120)	14.31
Exercised	(60,500)	14.10		426,000
Outstanding at September 30, 2018	2,759,530	$15.21	7.42	$24,522,000
Exercisable at September 30, 2018	963,080	$14.42	7.14	$9,326,000
Unrecognized compensation cost inclusive of directors' options at September 30, 2018	$5,769,000
Weighted average remaining recognition period (years)	2.69

For the three months ended September 30, 2018 and 2017, share-based compensation expense applicable to the stock options was $589,000 and $574,000, respectively, and the recognized tax benefit related to this expense was $113,000 and $159,000, respectively. For the nine months ended September 30, 2018 and 2017, share-based compensation expense applicable to the stock options was $1.7 million and $1.8 million, respectively, and the recognized tax benefit related to this expense was $332,000 and $475,000.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted to date, 40,000 are performance based, of which 12,000 have vested, 4,000 have been forfeited and 24,000 remain unvested. There were 2,000 performance shares forfeited during the nine months ended September 30, 2018.

The following table presents the activity in non-vested stock awards under the Equity Plan for the nine months ended September 30, 2018:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Nonvested stock awards at December 31, 2017	730,420	$15.11
Granted	59,300	21.10
Vested	(50,882)	17.09
Forfeited	(24,890)	14.31
Nonvested stock awards at September 30, 2018	713,948	$15.50
Unrecognized compensation cost inclusive of directors' awards at September 30, 2018	$8,211,000
Weighted average remaining recognition period (years)	2.70

For the three months ended September 30, 2018 and 2017, share-based compensation expense applicable to restricted stock awards was $825,000 and $789,000, respectively, and the recognized tax benefit related to this expense was $232,000 and $322,000, respectively. For both the nine months ended September 30, 2018 and 2017, share-based compensation expense applicable to restricted stock awards in both years was $2.4 million, and the recognized tax benefit related to this expense was $674,000 and $962,000, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Management’s discussion and analysis of the financial condition and results of operations at and for the three and nine months ended September 30, 2018 and 2017 is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the unaudited financial statements and the notes thereto, appearing in Part I, Item 1 of this quarterly report on Form 10-Q.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•
in connection with the pending Merger with Independent: failure of the parties to satisfy the conditions to complete the Merger in a timely manner or at all; failure of the Company's or Independent's stockholders to approve the Merger; failure to obtain governmental approvals or the imposition of adverse regulatory conditions in connection with such approvals; increases in expenses related to Merger and potential changes in customer behavior, employee performance or other unforseen factors relating to the Merger;

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

Additional factors that may affect our results are discussed in this Quarterly Report on Form 10-Q under Part II, 1A "Risk Factors" and in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission under the heading “Risk Factors.”

Because of these and a wide variety of other uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Critical Accounting Policies

There are no material changes to the critical accounting policies disclosed in Blue Hills Bancorp, Inc.’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission.

Comparison of Financial Condition at September 30, 2018 and December 31, 2017

Total Assets. Total assets increased $114.0 million, or 4.3%, to $2.78 billion at September 30, 2018 from $2.67 billion at December 31, 2017, mainly driven by $100.6 million of net loan growth.

Loans. Net loans grew $100.6 million, or 4.6%, from the end of 2017 to $2.3 billion at September 30, 2018. By category, the increase was mainly driven by residential mortgage loans, which were up $81.1 million, or 8.8%, commercial business loans, which were up $29.7 million, or 11.7%, and commercial real estate loans, which were up $19.6 million, or 2.4%. All other loan categories had slight declines.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	At September 30, 2018		At December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
1-4 family residential	$1,003,731	43.58%	$922,627	41.87%
Home equity	70,071	3.04	80,662	3.66
Commercial	853,899	37.07	834,264	37.86
Construction	75,390	3.27	91,050	4.13
Total real estate	2,003,091	86.96	1,928,603	87.52
Commercial business	283,200	12.30	253,509	11.50
Consumer	16,889	0.74	21,698	0.98
Total loans	2,303,180	100.00%	2,203,810	100.00%
Allowance for loan losses	(19,920)		(20,877)
Discount and fair value adjustments on purchased loans	(1,126)		(1,477)
Deferred loan costs, net	4,662		4,691
Loans, net	$2,286,796		$2,186,147

Securities. Securities held to maturity were $305.9 million at September 30, 2018 compared to $303.7 million at December 31, 2017. The Company also had $5.3 million of equity securities at September 30, 2018, compared to $9.7 million at December 31, 2017.

The following table sets forth the amortized cost and fair value of our securities held to maturity at the dates indicated.

	At September 30, 2018		At December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities held to maturity:
Debt securities:
Government-sponsored enterprises	$30,688	$29,330	$30,673	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	246,624	236,962	244,668	241,261
SBA asset-backed securities	28,623	27,656	28,375	28,074
Total securities held to maturity	$305,935	$293,948	$303,716	$299,114

Cash and Cash Equivalents. Cash and cash equivalents increased by $1.6 million, or 3.4%, to $47.7 million at September 30, 2018. The increase was mainly due to a higher level of short-term investments.

Goodwill and Core Deposit Intangible. At September 30, 2018, goodwill and core deposit intangible assets totaled $9.3 million compared to $9.7 million at December 31, 2017. The balances relate to the Nantucket Bank acquisition in 2014 and are a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2017 is due solely to amortization of the core deposit intangible.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance was relatively unchanged during the first nine months of 2018. The investment was $33.9 million at September 30, 2018 compared to $33.1 million at December 31, 2017.

Deposits. Total deposits increased by $126.1 million, or 6.2%, from the end of 2017 to $2.2 billion at September 30, 2018. The growth from the end of 2017 was driven by a $114.2 million, or 25.5%, increase in certificates of deposit, a $34.7 million, or 9.1%, increase in NOW and demand deposits, and a $30.2 million, or 12.1%, increase in brokered certificates of deposit. These increases were partially offset by declines in other deposit categories.

Borrowings. Total borrowings were $178.0 million at September 30, 2018 compared to $205.0 million at December 31, 2017. Short-term borrowings decreased by $2.0 million, or 2.0%, from the end of 2017 to $98.0 million at September 30, 2018 while long-term borrowings declined $25.0 million, or 23.8%, from the end of 2017 to $80.0 million at September 30, 2018.

Stockholders' Equity. Total stockholders' equity increased $5.3 million, or 1.3%, to $403.1 million at September 30, 2018 from $397.8 million at December 31, 2017. The increase in stockholders' equity from the end of 2017 was mainly due to net income of $18.8 million and stock compensation of $4.1 million, partially offset by dividend payments of $19.4 million.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2018 and 2017

General. The Company reported net income of $5.8 million, or $0.23 per diluted share, for the three months ended September 30, 2018 compared to net income of $3.8 million, or $0.16 per diluted share, for the three months ended September 30, 2017. The third quarter of 2018 included a pre-tax loss of $61,000 ($44,000 after-tax) from unrealized losses on equity securities and $1.3 million ($959,000 after-tax, or $0.04 per diluted share) of charges related to the pending merger with Independent Bank Corp. The third quarter of 2017 included a pre-tax loss of $118,000 ($73,000 after-tax) from the sale of a purchased home equity loan portfolio. Excluding these nonrecurring items, net income was $6.8 million, or $0.27 per diluted share, for the third quarter of 2018 compared to net income of $3.9 million, or $0.16 per diluted share, for the third quarter of 2017.

The Company reported net income of $18.8 million, or $0.75 per diluted share for the nine months ended September 30, 2018 compared to net income of $15.2 million, or $0.62 per diluted share for the nine months ended September 30, 2017. The first nine months of 2018 included a pre-tax net gain of $1.2 million ($921,000 after-tax, or $0.04 per diluted share) from gains on the exchange of an investment and the sale of property, coupled with unrealized gains on equity securities. The first nine months of 2017 included:

•	A pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio.

•
A pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc.

•	A pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds.

•	A pre-tax loss of $118,000 ($73,000 after-tax) from the sale of a purchased home equity loan portfolio.

•	The reversal of a valuation allowance for state deferred income tax assets of $1.7 million, or $0.07 per diluted share.

Excluding the various nonrecurring items discussed above for both years, net income was $18.9 million, or $0.75 per diluted share, for the first nine months of 2018 compared to net income of $9.8 million, or $0.40 per diluted share, for the first nine months of 2017.

Average Balances and Yields
The following tables set forth average balance sheets, annualized average yields and costs, and certain other information for the periods indicated. Non-accrual loans were included in the computation of average balances, but have been reflected in the tables as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 21% for the three and nine months ended September 30, 2018 and 35% for the three and nine ended September 30, 2017.

	For the Three Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,301,946	$24,490	4.22%	$2,096,034	$19,779	3.74%
Securities	310,557	1,873	2.39	301,484	1,609	2.12
Other interest earning assets (1)	30,522	283	3.68	32,051	215	2.66
Total interest-earning assets	2,643,025	26,646	4.00%	2,429,569	21,603	3.53%
Non-interest-earning assets	109,429			101,188
Total assets	$2,752,454			$2,530,757
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$166,144	21	0.05%	$153,224	17	0.04%
Regular savings accounts	209,797	152	0.29	243,680	191	0.31
Money market accounts	714,539	2,244	1.25	708,748	1,769	0.99
Certificates of deposit	836,584	3,940	1.87	653,339	2,112	1.28
Total interest-bearing deposits	1,927,064	6,357	1.31	1,758,991	4,089	0.92
Borrowings	162,641	791	1.93	133,788	502	1.49
Total interest-bearing liabilities	2,089,705	7,148	1.36%	1,892,779	4,591	0.96%
Non-interest-bearing deposits	229,293			213,459
Other non-interest-bearing liabilities	30,545			23,603
Total liabilities	2,349,543			2,129,841
Equity	402,911			400,916
Total liabilities and equity	$2,752,454			$2,530,757

Net interest-earning assets (2)	$553,320			$536,790

Net interest and dividend income (FTE)		19,498			17,012
Less: FTE adjustment		(35)			(58)
Net interest and dividend income (GAAP)		$19,463			$16,954

Net interest rate spread (FTE) (3)			2.64%			2.57%
Net interest margin (FTE) (4)			2.93%			2.78%
Average interest-earning assets to interest-bearing liabilities	126.48%			128.36%
Total deposits cost			1.17%			0.82%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

	For the Nine Months Ended September 30,
	2018			2017
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,240,164	$69,446	4.14%	$2,034,160	$55,985	3.68%
Securities	311,641	5,607	2.41	335,117	5,470	2.18
Other interest earning assets (1)	30,734	754	3.28	33,554	629	2.51
Total interest-earning assets	2,582,539	75,807	3.92%	2,402,831	62,084	3.45%
Non-interest-earning assets	103,165			100,200
Total assets	$2,685,704			$2,503,031
Interest-bearing liabilities:
Interest-bearing deposits:
NOW accounts	$161,338	53	0.04%	$149,806	50	0.04%
Regular savings accounts	214,546	473	0.29	253,768	617	0.33
Money market accounts	725,867	6,282	1.16	683,708	4,957	0.97
Certificates of deposit	752,858	9,576	1.70	598,640	5,242	1.17
Total interest-bearing deposits	1,854,609	16,384	1.18	1,685,922	10,866	0.86
Borrowings	187,524	2,517	1.79	197,908	1,791	1.21
Total interest-bearing liabilities	2,042,133	18,901	1.24%	1,883,830	12,657	0.90%
Non-interest-bearing deposits	215,323			195,496
Other non-interest-bearing liabilities	27,335			26,110
Total liabilities	2,284,791			2,105,436
Equity	400,913			397,595
Total liabilities and equity	$2,685,704			$2,503,031

Net interest-earning assets (2)	$540,406			$519,001

Net interest and dividend income (FTE)		56,906			49,427
Less: FTE adjustment		(101)			(184)
Net interest and dividend income (GAAP)		$56,805			$49,243

Net interest rate spread (FTE) (3)			2.68%			2.55%
Net interest margin (FTE) (4)			2.95%			2.75%
Average interest-earning assets to interest-bearing liabilities	126.46%			127.55%
Total deposits cost			1.06%			0.77%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income as a percentage of average interest-earning assets.

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

	Three Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$1,840	$2,871	$4,711
Securities	46	218	264
Other	(10)	78	68
Total interest-earning assets	1,876	3,167	5,043
Interest-bearing liabilities:
NOW accounts	1	3	4
Savings accounts	(25)	(14)	(39)
Money market accounts	14	461	475
Certificates of deposit	491	1,337	1,828
Total interest-bearing deposits	481	1,787	2,268
Borrowings	94	195	289
Total interest-bearing liabilities	575	1,982	2,557
Change in net interest and dividend income (FTE)	$1,301	$1,185	$2,486

	Nine Months Ended September 30,
	2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
	(In thousands)
Interest-earning assets:
Loans	$5,316	$8,145	$13,461
Securities	(361)	498	137
Other	(50)	175	125
Total interest-earning assets	4,905	8,818	13,723
Interest-bearing liabilities:
NOW accounts	3	—	3
Savings accounts	(81)	(63)	(144)
Money market accounts	295	1,030	1,325
Certificates of deposit	1,128	3,206	4,334
Total interest-bearing deposits	1,345	4,173	5,518
Borrowings	(90)	816	726
Total interest-bearing liabilities	1,255	4,989	6,244
Change in net interest and dividend income (FTE)	$3,650	$3,829	$7,479

Net Interest and Dividend Income. Net interest and dividend income was $19.5 million in the third quarter of 2018, up $2.5 million, or 14.8%, from $17.0 million in the third quarter of 2017. Net interest and dividend income on a fully tax equivalent (FTE) basis was also $19.5 million in the third quarter of 2018, up $2.5 million, or 14.6%, from $17.0 million in the third quarter of 2017. Net interest margin on a fully tax equivalent basis improved by 15 basis points to 2.93% in the third quarter of 2018 from 2.78% in the third quarter of 2017. Purchase accounting accretion added $74,000 and $103,000 to net interest and dividend income in the third quarter of 2018 and third quarter of 2017, respectively. Purchase accounting accretion also added 2 basis points to net interest margin in each quarter. Net interest and dividend income (FTE) and net interest margin (FTE) benefited from higher floating rate loan yields related to the interest rate increases announced by the Federal Reserve Bank. There have been eight rate increases announced by the Fed since December 2015 totaling 200 basis points. The Company has maintained and continues to maintain an asset sensitive interest rate risk position, which has resulted in earning asset yields increasing at a faster pace than interest bearing liability costs. In addition, the improvement in net interest and dividend income was helped by loan growth. Average loans increased $205.9 million, or 9.8%, from the third quarter of 2017 due to higher levels of commercial real estate loans, 1-4 family residential loans, and commercial business loans.

Compared to the first nine months of 2017, net interest and dividend income increased $7.6 million, or 15.4%, to $56.8 million in the first nine months of 2018. On a fully taxable-equivalent basis, net interest and dividend income increased $7.5 million, or 15.1%, to $56.9 million, while net interest margin improved 20 basis points to 2.95%. Purchase accounting accretion added $445,000 and $391,000 to net interest and dividend income in the first nine months of 2018 and first nine months of 2017, respectively. Purchase accounting accretion also added between 2 and 3 basis points to net interest margin in each period. The factors mentioned above that drove the improvement in the quarterly comparison were also the main reasons for the increases in the nine month comparison. Average loans increased $206.0 million, or 10.1%, from the first nine months of 2017 due to higher levels of commercial real estate loans, 1-4 family residential mortgages and commercial business loans.

Interest and Dividend Income. Interest and dividend income (FTE) increased $5.0 million or 23.3% to $26.6 million for the three months ended September 30, 2018 from $21.6 million for the three months ended September 30, 2017. Interest and fees on loans (FTE) grew $4.7 million, or 23.8%, to $24.5 million in the three months ended September 30, 2018 from $19.8 million in the third quarter of 2017. The increase reflects a $205.9 million, or 9.8%, increase in average loans due to higher levels of commercial real estate loans, 1-4 family residential loans, and commercial business loans. Loan yield improved 48 basis points to 4.22% for the three months ended September 30, 2018 from 3.74% for the three months ended September 30, 2017 due mainly to repricing floating rate loans as a result of Federal Reserve interest rate increases. Interest on securities (FTE) increased $264,000, or 16.4%, to $1.9 million for the three months ended September 30, 2018 from $1.6 million for the three months ended September 30, 2017, primarily reflecting an improvement in the securities yield to 2.39% in the third quarter of 2018 from 2.12% in the third quarter of 2017.

Compared to the first nine months of 2017, interest and dividend income (FTE) increased $13.7 million, or 22.1%, to $75.8 million for the first nine months of 2018. Interest and fees on loans grew $13.5 million, or 24.0%, to $69.4 million in the nine months ended September 30, 2018 from $56.0 million in the first nine months of 2017 as average loans grew $206.0 million, or 10.1%, driven by increases in commercial real estate loans, 1-4 family residential loans and commercial business loans. In addition, loan yield increased 46 basis points to 4.14% for the first nine months of 2018 from 3.68% in the first nine months of 2017 reflecting the impact of Federal Reserve interest rate increases. Interest on securities increased $137,000, or 2.5%, to $5.6 million for the nine months ended September 30, 2018 from $5.5 million for the nine months ended September 30, 2017. An increase in the securities yield to 2.41% in the first nine months of 2018 from 2.18% in the first nine months of 2017 was partially offset by the impact of a $23.5 million, or 7.0%, decline in average securities reflecting securities sales.

Interest Expense. Interest expense increased $2.6 million, or 55.7%, to $7.1 million for the three months ended September 30, 2018 from $4.6 million for the three months ended September 30, 2017. Interest expense on deposits increased $2.3 million, or 55.5%, to $6.4 million for the three months ended September 30, 2018, from $4.1 million for the three months ended September 30, 2017. The increase was mainly due to a 39 basis point increase in the cost of interest-bearing deposits to 1.31% in the third quarter of 2018 from 0.92% in the third quarter of 2017 due mainly to competitive pressures from the rising rate environment, promotional rate deposit pricing programs, and an increasing proportion of certificates of deposit. Average balance of interest-bearing deposits increased $168.1 million, or 9.6%, to $1.9 billion in the third quarter of 2018 driven by higher levels of certificates of deposit. Interest expense on borrowings was $791,000 for the three months ended September 30, 2018, up $289,000, or 57.6%, from $502,000 for the three months ended September 30, 2017. The increase was due to a rise in the cost of borrowings to 1.93% in the third quarter of 2018 from 1.49% in the third quarter of 2017 reflecting the rising interest rate environment that resulted from Federal Reserve interest rate increases. In addition, the average balance of borrowings rose $28.9 million, or 21.6%, to $162.6 million in the third quarter of 2018 from $133.8 million in the third quarter of 2017.

Compared to the first nine months of 2017, interest expense increased $6.2 million, or 49.3%, to $18.9 million for the first nine months of 2018 from $12.7 million in the first nine months of 2017. The comparison of interest expense in the nine month period was mainly impacted by the same factors discussed above in the quarterly comparison. Interest expense on deposits increased $5.5 million, or 50.8%, to $16.4 million for the nine months ended September 30, 2018 from $10.9 million for the first nine months of 2017. The increase was mainly due to a 32 basis point increase in the cost of interest bearing deposits to 1.18% in the first nine months of 2018 from 0.86% in the first nine months of 2017, coupled with a $168.7 million, or 10.0%, increase in average interest bearing deposits to $1.9 billion in the first nine months of 2018 from $1.7 billion in the first nine months of 2017 mainly due to a higher level of certificates of deposit. Interest expense on borrowings was $2.5 million in the first nine months of 2018, up $726,000, or 40.5%, from $1.8 million in the first nine months of 2017. The increase was due to a rise in the cost of borrowings to 1.79% in the first nine months of 2018 from 1.21% in the first nine months of 2017, partially offset by a $10.4 million, or 5.2%, decline in average borrowings to $187.5 million in the first nine months of 2018 from $197.9 million in the first nine months of 2017.

Provision for Loan Losses. The provision for loan losses was a credit of $182,000 in the third quarter of 2018, compared to a provision of $242,000 in the third quarter of 2017. For the first nine months of 2018, the provision for loan losses was a credit of $541,000 compared to a provision of $1.4 million in the first nine months of 2017. The decline in the provision from a year ago reflects lower loan growth coupled with the impact of the Company's continued migration from the use of historical loss rates based on national FDIC data to loss rates based on the Company's own experience. The migration to the Company's experience will continue through the adoption of FASB ASU 2016-13 Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and it should continue to have a positive impact on the provision, however, in each period the provision is also a function of other factors including loan growth, loan mix and credit quality.

Non-interest Income. Non-interest income increased $1.0 million, or 36.4%, from the third quarter of 2017 to $3.9 million in the third quarter of 2018. The increase was mainly due to an $888,000, or 569.2%, increase in loan level derivative income, which is related to a higher volume of new commercial loan customer back-to-back interest rate swap contracts. The amount of revenue in the loan level derivative income category can be volatile since it is a function of the amount of commercial loans that customers opt to convert from floating to fixed rate via interest rate swaps in any given quarter. Also contributing to the increase were higher levels of deposit account fees, interchange and ATM fees, and miscellaneous income. Partially offsetting the increases were a $172,000, or 15.0%, decline in mortgage banking income and a $61,000 unrealized loss on equity securities recognized in the third quarter of 2018.

Non-interest income declined $2.8 million, or 19.6%, from the first nine months of 2017 to $11.4 million in the first nine months of 2018. The decline was mainly due to the gains recognized in the sale of the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc. in the first quarter of 2017. The Company recognized a gain of $653,000 in the first quarter of 2018, which reflects the release of escrowed funds on the transaction, compared to a gain of $5.9 million in the first quarter of 2017. In addition, mortgage banking income dropped $358,000, or 11.5%, to $2.7 million in the first nine months of 2018, and there was a $260,000, or 15.4%, decline in loan level derivative income to $1.4 million in the first nine months of 2018. These declines were partially offset by (1) an increase in miscellaneous income to $2.6 million in the first nine months of 2018 from $602,000 in the first nine months of 2017 due primarily to SBIC investments, (2) gains on securities and the sale of premises and equipment of $593,000 in the first nine months of 2018 compared to a loss of $94,000 in the first nine months of last year, and (3) an increase in deposit account fees of $204,000, or 19.5%, to $1.3 million in the first nine months of 2018 while interchange and ATM fees increased $125,000, or 10.5%, to $1.3 million in the first nine months of 2018.

Non-interest Expense. Non-interest expense increased $2.2 million, or 16.2%, from the third quarter of 2017 to $15.5 million in the third quarter of 2018. The third quarter of 2018 included $1.3 million of charges related to the pending merger with Independent Bank Corp., as well as a $720,000 charge for a supplemental executive retirement agreement. Excluding these two items, noninterest expense was $13.5 million in the third quarter of 2018, up $127,000, or 1.0%, from the third quarter of 2017. This was mainly due to an increase in salaries and benefits expense of $175,000, or 2.2%, excluding the aforementioned charge for a supplemental executive retirement agreement, reflecting an increase in full time equivalent employees to 239 at September 30, 2018 from 232 at September 30, 2017 as well as merit increases.

For the first nine months of 2018, non-interest expense was $43.1 million, up $3.0 million, or 7.4%, from the first nine months of 2017. Excluding the aforementioned charges related to the pending merger with Independent Bank Corp. and a supplemental executive retirement agreement, noninterest expense was $41.0 million for the first nine months of 2018, up $923,000, or 2.3%, from the first nine months of 2017. This was mainly due to an increase in salaries and benefits expense of $1.6 million, or 6.9%, excluding the aforementioned charge for a supplemental executive retirement agreement, reflecting the same factors causing the increase in the quarterly comparison discussed above as well as higher stock-based and incentive compensation and higher health insurance expense. The growth in salaries and benefits expense was partially offset by declines in professional fees and core deposit intangible amortization.

Income Tax Provision. The Company recorded an income tax provision of $2.2 million in the third quarter of 2018 and had an effective tax rate in the quarter of 27.4% on pre-tax income of $8.0 million. In the third quarter of 2017, the Company recorded an income tax provision of $2.3 million and had an effective tax rate of 37.9% on pre-tax income of $6.2 million. The decline in the effective tax rate from the third quarter of 2017 reflects the Tax Cuts and Jobs Act (the “Tax Act”) which was enacted on December 22, 2017. The Tax Act provided for a reduction in the corporate federal income tax rate from 35% to 21% effective January 1, 2018.

The Company recorded an income tax provision of $6.8 million in the first nine months of 2018 and had an effective tax rate of 26.6% on pre-tax income of $25.6 million. In the first nine months of 2017, the Company recorded a tax provision of $6.7 million and had an effective tax rate of 30.5% on pre-tax income of $21.9 million. The first quarter of 2017 included the reversal of a valuation allowance for state income taxes of $1.7 million. Excluding the reversal of that item, the effective tax rate in the first nine months of 2017 was 38.2%. The decline in the effective tax rate in 2018 from the adjusted rate in 2017 is due to the Tax Act.

Asset Quality

Delinquencies. The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At September 30, 2018
Real estate:
1-4 family residential	2	$664	4	$1,607	6	$2,271
Home equity	2	692	4	434	6	1,126
Consumer loans	—	—	2	25	2	25
Total loans	4	$1,356	10	$2,066	14	$3,422
At December 31, 2017
Real estate:
1-4 family residential	2	$348	7	$2,184	9	$2,532
Home equity	1	13	5	656	6	669
Commercial real estate	—	—	2	3,893	2	3,893
Consumer loans	1	7	1	92	2	99
Total loans	4	$368	15	$6,825	19	$7,193

Non-performing Assets. The following table provides information with respect to non-performing assets at the dates indicated. The increase in total nonperforming assets from December 31, 2017 reflects the placement of commercial real estate loans on nonaccrual during 2018 as well as increases in nonperforming residential mortgages and home equity loans. Other real estate owned at September 30, 2018 reflects an asset that was carried as a commercial real estate nonaccrual loan at December 31, 2017.

	At September 30, 2018	At December 31, 2017
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$6,339	$5,190
Home equity loans and lines	1,814	1,387
Commercial real estate	3,386	4,744
Commercial business	163	—
Consumer	82	202
Total non-accrual loans	$11,784	$11,523

Other real estate owned	3,649	—
Total non-performing assets	$15,433	$11,523

Ratios:
Non-accrual loans to total loans	0.51%	0.52%
Non-performing assets to total assets	0.55%	0.43%

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

	At September 30, 2018	At December 31, 2017
	(Dollars in thousands)

Performing troubled debt restructurings	$377	$653
Non-accrual troubled debt restructurings	3,930	1,533
Total	$4,307	$2,186

Ratios:
Performing troubled debt restructurings as a % of total loans	0.02%	0.03%
Nonaccrual troubled debt restructurings as a % of total loans	0.17%	0.07%
Total troubled debt restructurings as a % of total loans	0.19%	0.10%

The following table sets forth the amounts of criticized loans as of the dates indicated.

	At September 30, 2018	At December 31, 2017
	(In thousands)
Classified loans:
Substandard	$11,004	$10,355
Doubtful	242	250
Loss	—	—
Total classified loans	11,246	10,605
Special mention	26,479	9,896
Total criticized loans	$37,725	$20,501

Assets that do not expose the Company to risk sufficient to warrant classified loan status, but which possess potential weaknesses that deserve close attention, are designated as special mention. As of September 30, 2018, there were $26.5 million of assets designated as special mention compared to $9.9 million at December 31, 2017. We have not identified any potential problem loans that are not included in the tables above.

Allowance for Loan Losses. The ratio of the allowance for loan losses to total loans was 0.86% at September 30, 2018, compared to 0.95% at December 31, 2017 and 0.97% at September 30, 2017. Changes in the allowance for loan losses during the periods indicated were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$20,125	$19,917	$20,877	$18,750
Charge-offs:
1-4 family residential	—	—	—	(52)
Commercial real estate	—	—	(194)	—
Commercial business	—	—	(178)	—
Consumer loans	(23)	(36)	(63)	(75)
Total charge-offs	(23)	(36)	(435)	(127)
Recoveries:
1-4 family residential	—	125	—	199
Commercial business	—	—	11	9
Consumer loans	—	—	8	—
Total recoveries	—	125	19	208
Net (charge-offs) / recoveries	(23)	89	(416)	81
Provision (credit) for loan losses	(182)	242	(541)	1,417
Balance at end of period	$19,920	$20,248	$19,920	$20,248
Ratios:
Net (charge-offs) / recoveries to average loans outstanding	—%	0.02%	(0.02)%	0.01%
Allowance for loan losses to non-accrual loans at end of period	169%	179%	169%	179%
Allowance for loan losses to total loans at end of period (1)	0.86%	0.97%	0.86%	0.97%
______________________
(1) Total loans do not include deferred costs or discounts.

The following table sets forth the breakdown of the allowance for loan losses by loan category at the dates indicated:

	At September 30, 2018		At December 31, 2017
	Amount	Percent of Loans in Category to Total Loans	Amount	Percent of Loans in Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,364	43.58%	$5,076	41.87%
Home equity	576	3.04	699	3.66
Commercial	8,998	37.07	9,584	37.86
Construction	1,156	3.27	1,708	4.13
Commercial business loans	3,567	12.30	3,473	11.50
Consumer loans	259	0.74	337	0.98
Total allowance	$19,920	100.00%	$20,877	100.00%

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

As of September 30, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest-rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(1.8)%	(3.8)%
+100	1.3%	1.9%
+200	2.6%	1.8%
_______________________

(1)	The calculated change in net interest income for Year One and Year Two assumes a gradual parallel shift across the yield curve over the first twelve months.

The table above indicates that at September 30, 2018, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 1.3% and 2.6% increase, respectively, in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 1.9% and 1.8% increase, respectively, in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 1.8% decrease in net interest income in Year One, and a 3.8% decrease in net interest income in Year Two.

Economic Value of Equity Analysis. We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of September 30, 2018 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 5.3% and 11.2%, respectively, decrease in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 1.3% increase in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within our internal guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

At September 30, 2018, there were $178.0 million of Federal Home Loan Bank of Boston (“FHLBB”) advances outstanding and we had the ability to borrow up to an additional $652.7 million. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral. At September 30, 2018, the fair value of collateral pledged consisted of $1.1 billion of residential and commercial mortgage loans and $8.6 million of U.S. government-sponsored mortgage-backed securities.

At September 30, 2018, the Company also had $35.0 million available under unsecured federal funds lines with two correspondent banks, and $16.5 million available under the Federal Reserve Bank discount window borrowing facility, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at September 30, 2018.

The most liquid assets are cash and cash equivalents and the level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At September 30, 2018, cash and cash equivalents totaled $47.7 million, which was up from $46.2 million at December 31, 2017.

Financing activities consist primarily of activity in deposit accounts and borrowings. There was a net increase in deposits of $126.1 million during the nine months ended September 30, 2018. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. There was also a net decline in borrowings of $27.0 million for the nine months ended September 30, 2018.

At September 30, 2018, we had $116.7 million in commitments to originate loans. In addition to commitments to originate loans, we had $354.3 million in unused lines of credit to borrowers and letters of credit and $66.0 million in undisbursed construction loans. Certificates of deposit due within one year of September 30, 2018 totaled $515.4 million, or 23.8% of total deposits. Excluding brokered deposits, certificates of deposit due within one year of September 30, 2018 totaled $235.4 million, or 10.9% of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is included in Part I, Item 2 of this report under “Management of Market Risk.”

Item 4.	Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended) as of September 30, 2018. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Registrant’s disclosure controls and procedures were effective.

During the quarter ended September 30, 2018, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

For information regarding the Company’s risk factors, see Part I, Item 1A “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on March 7, 2018. As of September 30, 2018, additional risk factors of the Company related to the Merger with Independent are noted below:

The termination fee and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire us.

Until the completion of the Merger, with some exceptions, we are prohibited from soliciting, initiating, encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Independent. In addition, we have agreed to pay to Independent in certain circumstances, including if we terminate the Merger Agreement to enter into a transaction with another party, a termination fee equal to $26.2 million. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Independent has offered in the Merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to Independent in certain circumstances under the Merger Agreement.

If the Merger is not completed, we will have incurred significant expenses without realizing the expected benefits of the Merger and could be subject to additional risks.

Prior to completion of the Merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without receiving the Merger consideration. In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced by Independent against us seeking damages or to compel us to perform our obligations under the Merger Agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of the Company.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the Merger, as such, personnel may experience uncertainty about their future roles following the consummation of the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Independent our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The pursuit of the Merger and the preparation for the integration may place a burden on our management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

In addition, in the Merger Agreement we have agreed to operate our business in the ordinary course prior to closing, and are restricted from taking certain actions without Independent’s consent while the Merger is pending. These restrictions may, among other matters, prevent us from pursuing otherwise attractive business opportunities, selling assets, incurring indebtedness, engaging in significant capital expenditures in excess of certain limits set forth in the Merger Agreement, entering into other transactions or making other changes to our business prior to consummation of the Merger or termination of the Merger Agreement. These restrictions could have a material adverse effect on our business, financial condition and results of operations.

Our stockholders will not be entitled to dissenters’ or appraisal rights in the Merger.

Dissenters’ or appraisal rights are statutory rights that, if applicable under law, enable stockholders to dissent from an extraordinary transaction, such as a Merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to stockholders in connection with the extraordinary transaction. Under Maryland law, holders of our common stock do not have the right to dissent from the Merger Agreement and seek an appraisal in connection with the Merger.

Litigation may be filed against the board of directors of the Company and/or Independent that could prevent or delay the completion of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, it is possible that our stockholders may file putative class action lawsuits against the boards of directors of the Company and/or Independent. Among other remedies, these stockholders could seek to enjoin the Merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the Merger and result in substantial costs to Independent and the Company, including any costs associated with indemnification obligations of the Company and/or Independent.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.        Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

2.1
Agreement and Plan of Merger by and among Independent Bank Corp., Rockland Trust Company, Blue Hills Bancorp, Inc. and blue Hills Bank, dated as of September 20, 2018 (incorporated by reference to Exhibit 2.1 of Independent Bank Corp.'s Current Report on Form 8-K (File No. 001-09047) files with the SEC on September 24, 2018).*

10.1	Form of Voting Agreement (incorporated by reference to Exhibit 10.1 of Blue Hills Bancorp, Inc.'s Current Report on Form 8-K (File No. 001-36551) filed with the SEC on September 24, 2018.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (ii) the Consolidated Statements of Net Income for three and nine months ended September 30, 2018 and 2017 (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iv) the Consolidated Statements of Changes in Stockholders' Equity for the nine months ended September 30, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, and (vi) the Notes to the unaudited Consolidated Financial Statements.

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUE HILLS BANCORP, INC.

Date: November 1, 2018	By:	/s/ William M. Parent
William M. Parent
President and Chief Executive Officer

Date: November 1, 2018	By:	/s/ Lauren B. Messmore
Lauren B. Messmore
Executive Vice President and Chief Financial Officer