Form 10-K
period 2018-12-31
Blue Hills Bancorp, Inc.
filed 2019-03-08
CIK 1601545

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No   ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☑	Non-Accelerated Filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☑
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No   ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of its last completed second fiscal quarter was $546,269,000

As of March 1, 2019, there were 26,910,365 outstanding shares of the Registrant’s common stock.

BLUE HILLS BANCORP, INC.
2018 FORM 10-K ANNUAL REPORT

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

Additional factors relating to our proposed merger ("the Merger") with Independent Bank Corp. (“Independent”), include the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the risk that the necessary regulatory approvals may not be obtained, may be delayed, or may be obtained subject to conditions that are not anticipated; the risk that Independent is required to issue debt on terms that are less than attractive in order to raise cash to complete the Merger; delays in closing the Merger or other risks that any of the closing conditions to the Merger may not be satisfied in a timely manner or at all; the diversion of management’s time from existing business operations due to time spent related to the Merger or integration efforts; the risk that our business and the business of Independent will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue and other synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; revenues following the Merger may be lower than expected; and expenses related to the Merger and costs following the Merger that are higher than expected. See Item 1A for additional risk factors.

Because of these and a wide variety of other risks and uncertainties, including those included in this annual report under “Item1A. Risk Factors,” our actual future results may be materially different from the results indicated by these forward-looking statements.

Blue Hills Bancorp, Inc.

Blue Hills Bancorp, Inc. (“Blue Hills Bancorp” or the “Company”) is a Maryland corporation that owns 100% of the common stock of Blue Hills Bank (the “Bank”) and Blue Hills Funding Corporation. Blue Hills Bancorp was incorporated in February 2014 to become the holding company of the Bank in connection with the mutual-to-stock conversion of Hyde Park Bancorp, MHC, the Bank’s former holding company. On July 21, 2014, we completed our initial public offering of common stock in connection with the conversion, selling 27,772,500 shares of common stock at $10.00 per share for approximately $277.7 million in gross proceeds, including 2,277,345 shares sold to the Bank’s employee stock ownership plan. In addition, in connection with the conversion, we issued 694,313 shares of our common stock and contributed $57,000 in cash to the Blue Hills Bank Foundation. As of December 31, 2018, we had consolidated assets of $2.8 billion, consolidated deposits of $2.1 billion and consolidated equity of $404.1 million. Other than holding the common stock of Blue Hills Bank, Blue Hills Bancorp has not engaged in any significant business to date.

Merger

On September 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), and Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"). Pursuant to the Merger Agreement, the Company will merge with and into Independent, with Independent being the surviving corporation. Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.2308 shares of Independent common stock and $5.25 in cash (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which $26.25 exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the Merger Consideration. Following the Merger of the Company with and into Independent, Blue Hills Bank will merge with Rockland Trust, with Rockland Trust being the surviving institution. Shareholders of the Company and Independent have approved the pending Merger. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals. The Merger is expected to close early in the second quarter of 2019.

The executive and administrative office of Blue Hills Bancorp, Inc. is located at 500 River Ridge Drive, Norwood, Massachusetts 02062, and its telephone number at this address is (617) 361-6900. Our website address is www.bluehillsbancorp.com. Information on our website is not and should not be considered to be a part of this annual report.

Blue Hills Bank

Blue Hills Bank was organized in 1871 and is a Massachusetts-chartered savings bank headquartered in Hyde Park, Massachusetts. We provide financial services to individuals, families, small to mid-size businesses and government and non-profit organizations online and through our eleven full-service branch offices located in Boston, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood, Massachusetts. Our three branches in Nantucket were acquired in January 2014 (“Nantucket Bank Acquisition”), and operate under the name Nantucket Bank, a division of Blue Hills Bank. We also operate loan production offices in Boston, Concord, Dorchester, Franklin, Hingham, Lowell, Marblehead, Plymouth, Watertown and Winchester, Massachusetts. Our primary deposit-taking market includes Norfolk, Suffolk and Nantucket Counties in Massachusetts, and our lending market is primarily based in eastern Massachusetts, however, we actively pursue opportunities across New England.

Our business consists primarily of accepting deposits from the general public, commercial businesses and government and non-profit organizations and investing those deposits, together with funds generated from operations and borrowings, in 1-4 family residential mortgage loans, commercial real estate loans, commercial business loans and investment securities. To a much lesser extent, we originate home equity loans and lines of credit, construction loans and consumer loans. We offer a full range of deposit accounts, including passbook and statement savings accounts, certificates of deposit, money market accounts, commercial and regular checking accounts and IRAs. Through our bundled products, we offer reduced fees and higher interest rates on relationship accounts.

Blue Hills Bank’s main banking office is located at 1196 River Street, Hyde Park, Massachusetts 02136. Our telephone number at this address is (617) 361-6900. Our website address is www.bluehillsbank.com. Information on our website is not and should not be considered part of this annual report.

Available Information

The Securities and Exchange Commission (“SEC”) maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information that the Company files electronically with the SEC. These documents are also available to the public on the Company’s website at www.bluehills.com. Information on our website is not incorporated into this annual report and should not be considered part of this annual report.
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

Population and household data indicate that the market surrounding our branches is a mix of urban, suburban and island markets. Suffolk County, where the city of Boston is located, and Norfolk County are two of the largest counties in Massachusetts, with populations of approximately 812,000 and 705,000, respectively. Suffolk County experienced relatively strong demographic growth from 2010 to 2018, at 12.39%, which exceeded both the national and state growth rates of 6.64% and 5.63%, respectively.  Norfolk County, a suburban market with a large commuter population, experienced moderate population growth from 2010 to 2018 of 5.14%. Nantucket County is a popular tourist destination and summer colony and thus has seasonal fluctuations in population. Nantucket County has a full-time population of approximately 11,500 residents, which expands to a population of around 100,000 during the peak of the summer vacation season. From 2010 to 2018, Nantucket County experienced population growth of 12.76%.  Recent population growth trends are generally projected to moderate slightly over the next five years.

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

The December 2018 unemployment rates for Norfolk, Suffolk and Nantucket Counties were 2.4%, 2.4% and 6.1%, respectively. Norfolk, Suffolk and Nantucket Counties, along with the Commonwealth of Massachusetts, all reported higher unemployment rates for December 2018 compared to a year ago.

Competition

We face intense competition in our market area both in making loans and attracting deposits. We compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies and investment banking firms. Some of our competitors have greater name recognition and market presence that benefit them in attracting business and offer certain services that we do not or cannot provide.

Our deposit sources are primarily concentrated in the communities surrounding our full-service branch offices. As of June 30, 2018 (the latest date for which information is publicly available from the Federal Deposit Insurance Corporation), we ranked sixteenth of 45 banks and thrift institutions with offices in Norfolk County, Massachusetts, with a 1.49% market share. As of that same date, we ranked tenth of 44 banks and thrift institutions with offices in Suffolk County, Massachusetts, with a 0.66% market share. Also, as of that same date, we ranked first of four banks and thrift institutions with offices in Nantucket County, Massachusetts, with a 40.32% market share.

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

 Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio at the dates indicated. Loans held for sale, which amounted to $4.4 million, $9.0 million, $2.8 million, $12.9 million, and $14.6 million at December 31, 2018, 2017, 2016, 2015, and 2014, respectively, are not included below.

	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
1-4 family residential	$1,020,321	43.75%	$922,627	41.87%	$851,154	44.12%	$599,938	38.98%	$460,273	40.13%
Home equity	66,945	2.87	80,662	3.66	78,719	4.08	77,399	5.03	61,750	5.38
Commercial	866,478	37.16	834,264	37.86	687,289	35.63	561,203	36.46	387,807	33.81
Construction	74,976	3.22	91,050	4.13	76,351	3.96	79,773	5.18	53,606	4.67
Total real estate loans	2,028,720	87.00	1,928,603	87.52	1,693,513	87.79	1,318,313	85.65	963,436	83.99
Commercial business loans	287,864	12.34	253,509	11.50	206,234	10.69	182,677	11.87	151,823	13.24
Consumer loans	15,454	0.66	21,698	0.98	29,281	1.52	38,186	2.48	31,778	2.77
Total loans	2,332,038	100.00%	2,203,810	100.00%	1,929,028	100.00%	1,539,176	100.00%	1,147,037	100.00%
Other items:
Allowance for loan losses	(19,335)		(20,877)		(18,750)		(17,102)		(12,973)
Deferred loan costs (fees) and discounts	3,471		3,214		2,593		1,201		(1,150)
Total loans, net	$2,316,174		$2,186,147		$1,912,871		$1,523,275		$1,132,914

Loan Portfolio Maturities and Yields. The following table summarizes the dollar amount of loans maturing in our portfolio based on their contractual terms to maturity at December 31, 2018, but does not include scheduled payments, potential payments, or the impact of interest rate swaps. Demand loans, having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less. Balances noted below do not reflect fair value adjustments, discounts or deferred costs and fees.

	1-4 Family Residential Loans		Home Equity Loans and Lines of Credit		Commercial Real Estate Loans		Construction Loans
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2019	$62	4.81%	$—	—%	$48,218	4.65%	$20,105	5.32%
2020	149	4.52	61	4.85	106,057	4.89	18,012	5.12
2021	82	7.33	65	5.58	53,572	4.76	2,613	5.04
2022 to 2023	4,293	3.92	157	4.95	178,143	4.57	5,495	5.93
2024 to 2028	18,198	3.59	1,703	4.73	434,688	4.47	23,468	5.13
2029 to 2033	51,719	3.44	5,967	5.51	33,978	4.50	—	—
2034 and beyond	945,818	3.83	58,992	5.34	11,822	4.05	5,283	3.90
Total	$1,020,321	3.81%	$66,945	5.34%	$866,478	4.57%	$74,976	5.15%

	Commercial Business Loans		Consumer Loans		Total Loans
	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Due During the Years Ending December 31,
2019	$13,435	4.65%	$224	11.44%	$82,044	4.83%
2020	35,213	5.48	285	6.87	159,777	5.05
2021	45,863	4.94	687	4.15	102,882	4.85
2022 to 2023	146,832	5.55	5,010	3.26	339,930	4.99
2024 to 2028	19,017	5.82	9,224	4.88	506,298	4.53
2029 to 2033	614	6.34	—	—	92,278	3.99
2034 and beyond	26,890	5.33	24	6.32	1,048,829	3.96
Total	$287,864	5.40%	$15,454	4.46%	$2,332,038	4.38%

The following table sets forth the scheduled repayments of fixed- and adjustable-rate loans at December 31, 2018 that are contractually due after December 31, 2019.

	Due After December 31, 2019
	Fixed	Adjustable	Total
	(In thousands)
Real estate loans and lines:
1-4 family residential	$688,230	$332,029	$1,020,259
Home equity	3,573	63,372	66,945
Commercial real estate	40,734	777,526	818,260
Construction	1,282	53,589	54,871
Total real estate loans and lines	733,819	1,226,516	1,960,335
Commercial business loans	49,321	225,108	274,429
Consumer loans	—	15,230	15,230
Total loans	$783,140	$1,466,854	$2,249,994

1-4 Family Residential Mortgage Loans. At December 31, 2018, $1.0 billion, or 43.8%, of our loan portfolio, consisted of 1-4 family residential mortgage loans with $59.5 million comprised of non-owner occupied properties. We offer fixed-rate and adjustable-rate residential mortgage loans with maturities up to 30 years.

Some of the housing stock in our primary lending market area comprises two-, three- and four-unit properties, all of which are classified as 1-4 family residential mortgage loans.

Our 1-4 family residential mortgage loans that we originate are generally underwritten according to Fannie Mae and Freddie Mac guidelines, and we refer to loans that conform to such guidelines as “conforming loans”. We generally originate both fixed- and adjustable-rate mortgage loans in amounts up to the maximum conforming loan limits as established by the Federal Housing Finance Agency. We also originate loans above the conforming limits, referred to as “jumbo loans”, which are common in our market area. We generally underwrite jumbo loans in a manner similar to conforming loans. During the year ended December 31, 2018, we originated $472.5 million of 1-4 family residential loans. See “Lending Activities-Loan Originations, Sales, Participations and Servicing”.

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

The vast majority of the conforming fixed-rate 1-4 family residential mortgage loans we originate are sold into the secondary market to mortgage investors with servicing released and to the Federal Home Loan Bank of Boston with servicing retained. For the year ended December 31, 2018, we received servicing fees, including credit enhancement fees, of $950,000 on mortgage loans that we serviced for third parties. At December 31, 2018, the unpaid principal balance of loans serviced for others totaled $317.0 million.

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

At December 31, 2018, we had $66.9 million in home equity lines and loans outstanding, of which 97.9% were performing in accordance with original terms. The home equity lines of credit that we originate are revolving lines of credit, which generally have a term of 25 years, with draws available for the first ten years. Our 25-year lines of credit are interest only during the first ten years, and amortize on a fifteen-year basis thereafter. We generally originate home equity lines of credit with combined loan-to-value ratios of up to 80% when combined with the principal balance of the existing first mortgage loan, although loan-to-value ratios may occasionally exceed 80% on a case-by-case basis. Maximum loan-to-value ratios are determined based on an applicant’s credit score, property value, loan amount and debt-to-income ratio. Lines of credit above $250,000 require a full appraisal. Rates are adjusted monthly based on changes in a designated market index. We also originate fixed-rate home equity loans with terms up to 15 years, although, in the current interest rate environment, fixed-rate loans with terms greater than five years are not a priority.

Commercial Real Estate. At December 31, 2018, $866.5 million, or 37.2%, of our loan portfolio consisted of commercial real estate loans. At December 31, 2018, the majority of our commercial real estate loans were secured by properties located in eastern Massachusetts. In addition, the vast majority of the commercial real estate loans in our portfolio were originated by us as lead lender, rather than loans that we have obtained through participations.

Our commercial real estate mortgage loans are primarily secured by office buildings, multi-family apartment buildings, owner-occupied businesses and industrial buildings. As of December 31, 2018, our two largest commercial real estate loans totaled $27.0 million and $25.9 million, which financed an office and flex research and development property and an office and retail property, respectively. These loans were performing in accordance with their terms at December 31, 2018. At that date, we had 25 other commercial real estate loans with outstanding principal balances exceeding $10.0 million.

Our commercial real estate loans generally have terms of three to ten years with adjustable, LIBOR-based, Federal Home Loan Bank Classic Advance or Wall Street Journal Prime rates of interest. These loans generally amortize on a 25 to 30-year basis, with a balloon payment due at maturity.

To facilitate qualified commercial customers’ access to fixed-rate financing, we enter into loan-level interest rate swaps through a third party advisor. These swap agreements enable the Bank to write LIBOR-based, adjustable-rate loans, whereas customers ultimately pay a fixed interest rate. Interest rate risk associated with these transactions is controlled by entering into offsetting positions with third parties. Credit risk is minimized by limiting transactions to highly-rated counterparties and through collateral agreements. Collateral is required to be exchanged when the valuation reaches agreed upon thresholds, for certain counterparties. We generally receive fees in offering these interest rate swap agreements. As of December 31, 2018, the notional value of interest rate swaps on loans with commercial real estate loan customers amounted to $628.9 million, and we earned net fee income of $1.6 million from customer swaps in 2018.

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

Construction Loans. We originate or participate in loans originated by others to established local developers to finance the construction of commercial and multi-family properties. To a lesser extent, we originate loans to local builders and individuals to finance the construction of 1-4 family residential properties. At December 31, 2018, $75.0 million, or 3.2% of our loan portfolio consisted of construction loans. Commercial construction loans totaled $69.3 million. The two largest loans outstanding amounted to $15.2 million and $14.2 million, respectively, which are both secured by multi-family residential properties. As of December 31, 2018, our commitments to fund these two commercial construction projects totaled $39.6 million including the amount outstanding. These loans were performing in accordance with their terms at December 31, 2018.

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

Commercial Business Loans. We originate commercial term loans and variable rate lines of credit to businesses in our primary market area. Our commercial loans are generally used for working capital purposes, funding business acquisitions, or for acquiring machinery and equipment. These loans are generally secured by all business assets including business equipment, inventory, accounts receivable, trademarks, and real estate, and are generally originated with maximum loan-to-value ratios of up to 80%. The commercial business loans that we offer are generally adjustable-rate loans with terms ranging from three to five years. At December 31, 2018, we had $287.9 million of commercial business loans, representing 12.3% of our total loan portfolio outstanding.

We also participate in large loans originated by other banks with customers operating in sectors where our commercial lenders have substantial experience. As of December 31, 2018, our two largest commercial business loan relationships outstanding amounted to $15.1 million and $14.3 million, which financed a home heating and propane fuel company and a specialty finance small ticket and micro leasing company, respectively. The specialty finance company was a participation loan syndicated by another bank and our total commitments on these loans were $18.9 million and $20.0 million, respectively, including the amounts outstanding. These loans were performing in accordance with their terms at December 31, 2018.  In addition our largest commitments of $30.0 million and $27.5 million, to a wholesale distributor of refined products and to a steel and mining company, respectively, had $12.7 million and zero outstanding balances at December, 31, 2018. In each case, these were participation arrangements syndicated by other banks. These loans were performing in accordance with their terms at December 31, 2018.

When making commercial business loans, we consider the debt service capabilities of the borrower, the projected cash flows of the business and the value of the collateral. Many of our loans are guaranteed by the principals of the borrower.

Commercial business loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. In addition, at December 31, 2018, we had $10.0 million of unsecured, subordinated loans to financial institutions operating in New England, for which repayment is dependent on the ability of the financial institutions to generate income. We seek to minimize these risks through our underwriting standards and the experience of our lenders and credit department. The commercial lending and risk management units are responsible for the underwriting and documentation of new commercial loans, as well as the quarterly review of credit ratings of existing loans.

Consumer Loans. We offer consumer loans on a limited and selective basis. At December 31, 2018, $15.5 million, or 0.7%, of our loan portfolio, consisted of consumer loans, of which $10.6 million related to classic and collector automobile loans, and only $4.9 million related to other consumer loans.

Our portfolio of classic and collector automobile loans is the result of a 2011 initiative to increase our exposure to higher-yielding loan assets and diversify our credit portfolio, resulting in an agreement to purchase loans from a third-party originator. Pursuant to the terms of this agreement, we elected to purchase loans secured by classic and collector automobiles according to a defined price schedule, which varied according to the terms of the loans and the credit quality of the borrower. Our primary considerations, when we originated these loans, were the borrower’s ability to repay the loan and the value of the underlying collateral. The average FICO score of borrowers for these loans was 746 at origination. We have financed up to the full sales price of the vehicle. In order to mitigate our risk of loss, we have a 50% loss sharing arrangement with the third-party originator of these loans. Since the commencement of the program, we have purchased approximately $50.3 million in classic and collector automobile loans and recorded $129,000 of losses. We did not purchase any loans for this portfolio in 2017 or 2018, and do not anticipate any future purchases.

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

In 2018, 100.0% of our 1-4 family residential mortgage loan originations were generated by our loan officers or referred by branch managers and employees located in our banking offices. In an effort to manage interest rate risk and generate non-interest income, we sold the majority of fixed-rate 1-4 family residential mortgage loans that we originated. In 2018, we sold $283.9 million of conforming and non-conforming residential mortgage loans to other investors.

We have sold mortgage loans to the Federal Home Loan Bank of Boston through the Mortgage Partnership Finance (“MPF”) program, which generally has required us to retain approximately 5% of credit risk, for which we were paid a credit enhancement fee. To date, we have sold $304.7 million of loans to the Federal Home Loan Bank of Boston through the MPF program with credit risk retention. At December 31, 2018, the credit risk retained by us on loans sold through the MPF program amounted to $11.8 million, or 3.9% of the volume of loans sold through the MPF program. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets. There have been no contingency losses recognized on these loans to date.

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

In 2018, we had $165.4 million in commercial business and commercial real estate originations. In order to have access to larger customers and diversify risk, from time to time we will participate in portions of commercial business and commercial real estate loans with other banks. Pursuant to these loan participations, the Bank and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. When we are not lead lender, we always follow our customary loan underwriting and approval policies. In cases where the Bank has transferred a portion of its originated commercial loan to participating lenders, the Bank continues to service the loan as agent of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees, if applicable) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2018, we held $253.8 million of commercial business, commercial real estate and construction loans in our portfolio that were participation loans obtained from other lenders, and we serviced $93.5 million in loans for other lenders participating in loans originated by us.

The following table shows the loan origination, acquisition, participation, sale and repayment activities for loans and loans held for sale, for the periods indicated.

	For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Originations by type:
Real estate loans:
1-4 family residential	$472,528	$488,861	$508,447	$224,316	$154,188
Commercial real estate	102,249	202,895	170,210	217,433	125,370
Construction	23,328	37,749	65,087	45,102	35,991
Home equity	8,100	21,324	15,769	24,721	7,988
Total real estate loans	606,205	750,829	759,513	511,572	323,537
Commercial business loans	63,122	39,882	55,297	56,066	31,627
Consumer loans	407	2,062	2,850	3,049	1,204
Total loans originated	669,734	792,773	817,660	570,687	356,368

Acquired: (1)
Real estate loans:
Commercial real estate	—	—	—	—	57,967
Home equity	—	—	—	—	39,996
Total real estate loans	—	—	—	—	97,963
Commercial business loans	—	—	—	—	3,862
Consumer loans	—	—	—	—	444
Total loans acquired	—	—	—	—	102,269

Participations (2):
Real estate loans:
1-4 family	—	5,745	12,955	35,917	65,091
Commercial real estate	7,997	23,786	2,168	—	—
Construction	37,352	30,932	19,203	26,163	22,262
Total real estate loans	45,349	60,463	34,326	62,080	87,353
Commercial business loans	63,729	77,024	63,949	73,362	87,502
Consumer loans	—	—	—	14,803	15,654
Total loan participations	109,078	137,487	98,275	150,245	190,509
Sales (3):
Real estate loans:
1-4 family	(283,911)	(322,911)	(128,945)	(39,080)	(41,417)
Commercial real estate	—	(22,400)	(13,807)	—	—
Construction	—	—	(15,830)	(7,517)	(95)
Home equity	—	(12,218)	—	—	—
Total real estate loans	(283,911)	(357,529)	(158,582)	(46,597)	(41,512)
Commercial business loans	—	(661)	(20,902)	(796)	(208)
Total loans sold	(283,911)	(358,190)	(179,484)	(47,393)	(41,720)
Principal repayments:
Total principal repayments	(371,272)	(291,122)	(356,715)	(283,114)	(218,798)
Net increase	$123,629	$280,948	$379,736	$390,425	$388,628
_______________________

(1)	Includes loans acquired in the Nantucket Bank Acquisition.

(2)	Includes loan purchases and participations by the Bank in loans originated or syndicated by other financial institutions.

(3)	Includes loan sales and participations by other financial institutions in loans originated or syndicated by the Bank.

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

Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated.

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-accrual loans:
1-4 family residential	$5,627	$5,190	$6,478	$5,688	$3,876
Home equity loans and lines	1,429	1,387	1,153	270	578
Commercial real estate	3,310	4,744	941	4,631	—
Commercial business	163	—	241	10	—
Consumer	65	202	170	145	27
Total non-accrual loans	10,594	11,523	8,983	10,744	4,481

Loans delinquent 90 days or greater and still accruing	—	—	—	—	—
Other real estate owned	3,649	—	—	—	—
Total non-performing assets	$14,243	$11,523	$8,983	$10,744	$4,481

Ratios:
Non-performing loans to total loans	0.45%	0.52%	0.47%	0.70%	0.39%
Non-performing assets to total assets	0.51%	0.43%	0.36%	0.51%	0.26%

For the year ended December 31, 2018, gross interest income that would have been recorded had our non-accruing loans been current in accordance with their original terms was $559,000, of which $474,000 of interest income was recognized on such loans for the year ended December 31, 2018.

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Performing troubled debt restructurings	$372	$653	$138	$148	$255
Non-accrual troubled debt restructurings	3,614	1,533	1,274	1,183	467
Total	$3,986	$2,186	$1,412	$1,331	$722

Performing troubled debt restructurings as a % of total loans	0.02%	0.03%	0.01%	0.01%	0.02%
Non-accrual troubled debt restructurings as a % of total loans	0.15%	0.07%	0.07%	0.08%	0.04%
Total troubled debt restructurings as a % of total loans	0.17%	0.10%	0.08%	0.09%	0.06%

At December 31, 2018, we had $4.0 million of troubled debt restructurings, all of which related to residential mortgage loans, of which $372,000 were performing in accordance with their restructured terms. For the year ended December 31, 2018, gross interest income that would have been recorded had our troubled debt restructurings been performing in accordance with their original terms was $197,000. Interest income recognized on such modified loans for the year ended December 31, 2018 was $172,000.

The following table sets forth certain information with respect to our loan portfolio delinquencies at the dates indicated.

	Loans Delinquent For				Total
	60-89 Days		90 Days and Over
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2018
Real estate:
1-4 family residential	3	$597	5	$1,783	8	$2,380
Home equity	—	—	7	1,216	7	1,216
Commercial business loans	—	—	1	163	1	163
Consumer loans	1	9	2	17	3	26
Total loans	4	$606	15	$3,179	19	$3,785

At December 31, 2017
Real estate:
1-4 family residential	2	$348	7	$2,184	9	$2,532
Home equity	1	13	5	656	6	669
Commercial real estate	—	—	2	3,893	2	3,893
Consumer loans	1	7	1	92	2	99
Total loans	4	$368	15	$6,825	19	$7,193

At December 31, 2016
Real estate:
1-4 family residential	2	$373	14	$2,322	16	$2,695
Home equity	4	496	6	775	10	1,271
Commercial business	1	13	—	—	1	13
Consumer loans	2	5	1	7	3	12
Total loans	9	$887	21	$3,104	30	$3,991

At December 31, 2015
Real estate:
1-4 family residential	—	$—	5	$990	5	$990
Home equity	1	19	2	176	3	195
Commercial real estate (1)	1	1,249	—	—	1	1,249
Consumer loans	1	80	2	120	3	200
Total loans	3	$1,348	9	$1,286	12	$2,634

At December 31, 2014
Real estate:
1-4 family residential	3	$522	8	$1,370	11	$1,892
Home equity	—	—	1	475	1	475
Consumer loans	—	—	1	5	1	5
Total loans	3	$522	10	$1,850	13	$2,372
(1) The commercial real estate loan included in the 60-89 days delinquent buckets above is also included in the non-accrual total.

Other Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned. When property is acquired it is recorded at estimated fair market value at the date of foreclosure less the cost to sell, establishing a new cost basis. Estimated fair value generally represents the sales price a buyer would be willing to pay on the basis of current market conditions, including normal terms from other financial institutions. Holding costs and declines in estimated fair market value result in charges to expense after acquisition. At December 31, 2018, we had $3.6 million of other real estate owned related to a single property.

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

	At December 31,
	2018	2017	2016
	(In thousands)
Classified loans:
Substandard	$10,712	$10,355	$8,452
Doubtful	241	250	645
Loss	—	—	—
Total classified loans	10,953	10,605	9,097
Special mention	26,147	9,896	31,857
Total criticized loans	$37,100	$20,501	$40,954

At December 31, 2018, we had $10.7 million of substandard loans, of which $2.4 million were 1-4 family residential mortgage loans, and $7.0 million were commercial real estate loans. At December 31, 2018, special mention loans amounted to $26.1 million, of which $3.4 million were 1-4 family residential mortgage loans, $1.5 million were home equity, $5.3 million were commercial real estate loans, $16.0 million were commercial business loans and $66,000 were consumer loans. Loans classified as doubtful at December 31, 2018, 2017, and 2016 consist primarily of 1-4 family residential mortgages.

Potential problem loans are loans that are currently performing and are not included in classified loans above, but may be delinquent. These loans require an increased level of management attention, because we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and as a result such loans may be included at a later date in non-accrual loans. At December 31, 2018, we had no potential problem loans that are not discussed above under “Classification of Assets.”

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

General component. The general component of the allowance for loan losses is based on a combination of our own loss history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars for periods ranging from 2010-2018, adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

Consumer - Loans in this segment primarily include classic and collector automobile loans. The classic and collector automobile loan portfolio is primarily comprised of geographically diverse loans originated by and purchased from a third party, who also provides collection services. While this portfolio generated minimal charge-offs during 2018 and 2017, the provisions during the year are based on management’s estimate of inherent losses.

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

The following table sets forth activity in our allowance for loan losses for the periods indicated.

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of year	$20,877	$18,750	$17,102	$12,973	$9,671
Charge-offs:
Real estate:
1-4 family residential	—	(52)	—	—	(18)
Commercial real estate	(194)	(73)	(321)	—	—
Commercial business	(178)	—	(3,098)	—	—
Consumer loans	(91)	(134)	(56)	(43)	(61)
Total charge-offs	(463)	(259)	(3,475)	(43)	(79)
Recoveries:
Real estate:
1-4 family residential	—	199	100	82	—
Commercial real estate	—	—	101	—	—
Commercial business	31	74	37	—	—
Consumer loans	8	15	—	—	—
Total recoveries	39	288	238	82	—
Net (charge-offs) recoveries	(424)	29	(3,237)	39	(79)
Provision (credit) for loan losses	(1,118)	2,098	4,885	4,090	3,381
Balance at end of year	$19,335	$20,877	$18,750	$17,102	$12,973
Ratios:
Net (charge-offs) recoveries to average loans outstanding	(0.02)%	—%	(0.19)%	—%	—%
Allowance for loan losses to non-performing loans at end of year	183%	181%	209%	159%	290%
Allowance for loan losses to total loans at end of year (1)	0.83%	0.95%	0.97%	1.11%	1.13%
_______________________

(1)	Total loans do not include deferred costs and discounts.

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

	At December 31,
	2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
1-4 family residential	$5,432	43.75%	$5,076	41.87%	$4,846	44.12%
Home equity	542	2.87	699	3.66	537	4.08
Commercial	8,555	37.16	9,584	37.86	8,374	35.63
Construction	1,074	3.22	1,708	4.13	1,353	3.96
Commercial business loans	3,499	12.34	3,473	11.50	3,206	10.69
Consumer loans	233	0.66	337	0.98	434	1.52
Total allocated allowance	$19,335	100.00%	$20,877	100.00%	$18,750	100.00%
Unallocated	—		—		—
Total	$19,335		$20,877		$18,750

	At December 31,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate:
1-4 family residential	$3,916	38.98%	$3,222	40.13%
Home equity	636	5.03	340	5.38
Commercial	7,147	36.46	3,551	33.81
Construction	1,364	5.18	1,056	4.67
Commercial business loans	2,839	11.87	3,410	13.24
Consumer loans	772	2.48	736	2.77
Total allocated allowance	$16,674	100.00%	$12,315	100.00%
Unallocated	428		658
Total	$17,102		$12,973

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

At December 31, 2018, our securities portfolio consisted of U.S. government and U.S. government agency obligations, U.S. government-sponsored enterprise obligations including mortgage-backed securities and collateralized mortgage obligations, and equity securities, including CRA-related mutual funds. We only purchase investment grade debt securities. We do not own any trust preferred securities.

    At December 31, 2018, we had no investments in a single company or entity that had an aggregate book value in excess of 10% of our equity, except for U.S. government-sponsored enterprise obligations including mortgage-backed securities. Generally, mortgage-backed securities are more liquid than individual mortgage loans, since there is an active trading market for such securities; their cashflow profiles make them attractive investments for liquidity management purposes. In addition, mortgage-backed securities may be used to collateralize our borrowings. Investments in mortgage-backed securities involve a risk that actual payments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such interests, thereby affecting the net yield on our securities. Prepayment speeds determine whether prepayment estimates require modifications that could cause amortization or accretion adjustments.

At the time of purchase, we designate a security as either held to maturity or available for sale, based upon our intent and ability to hold such security until maturity. Securities available for sale are reported at market value. A periodic review and evaluation of the securities portfolios is conducted to determine if the fair value of any security has declined below its carrying value and whether such decline is other-than-temporary. For securities classified as available for sale, unrealized gains and losses are excluded from earnings and are reported through other comprehensive income (loss). Commencing on January 1, 2018, with the adoption of ASU 2016-01, Financial Instruments – Overall, (Subtopic 825-10) equity investments are required to be measured at fair value with changes in fair value recognized in net income. See Note 1 to the consolidated financial statements. If a security is reclassified from available for sale to held to maturity, the fair value at the time of transfer becomes the security's new cost basis for which it is reported. The unrealized holding gain or loss at the transfer date continues to be reported in other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At December 31, 2018, all debt securities are classified as held to maturity.

Investment Securities Portfolio. The following tables set forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available for sale:
Debt securities:
Mortgage and other asset-backed securities:
Privately issued commercial mortgage-backed securities	$—	$—	$—	$—	$10,530	$10,489
Other asset-backed securities	—	—	—	—	9,174	8,985
Total mortgage and other asset-backed	—	—	—	—	19,704	19,474
Other bonds and obligations:
State and political	—	—	—	—	12,730	12,693
Financial services:
Banks	—	—	—	—	20,263	20,022
Diversified financial entities	—	—	—	—	17,198	17,190
Insurance and REITs	—	—	—	—	18,304	18,238
Total financial services	—	—	—	—	55,765	55,450
Other corporate:
Industrials	—	—	—	—	49,217	48,964
Utilities	—	—	—	—	24,895	25,087
Total other corporate	—	—	—	—	74,112	74,051
Total debt securities	—	—	—	—	162,311	161,668

Marketable equity securities:	—	—	9,437	9,720	45,612	43,168
Total securities available for sale	$—	$—	$9,437	$9,720	$207,923	$204,836

Securities held to maturity:
Debt securities:
U.S. Treasury	$4,990	$4,991	$—	$—	$—	$—
Government-sponsored enterprises	30,693	29,722	30,673	29,779	32,667	31,737
Government-sponsored mortgage-backed and collateralized mortgage obligations	243,873	237,953	244,668	241,261	153,938	152,146
SBA asset-backed securities	28,207	27,396	28,375	28,074	14,422	14,210
Total securities held to maturity	$307,763	$300,062	$303,716	$299,114	$201,027	$198,093

Equity Securities	$4,677	$5,082	$—	$—	$—	$—

Portfolio Maturities and Yields. The composition and maturities of the portion of the investment securities portfolio relating to debt securities at December 31, 2018 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of scheduled payments, prepayments or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Debt securities:
U.S. Treasury	$4,990	2.34%	$—	—%	—	—%
Government-sponsored enterprises	1,199	1.39	25,494	1.77	4,000	0.31
Government-sponsored mortgage-backed and collateralized mortgage obligations	—	—	1,201	3.18	24,692	2.00
SBA asset-backed securities	—	—	—	—	12,328	2.48
Total debt securities held to maturity	$6,189		$26,695		$41,020

	More than Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities held to maturity:
Debt securities:
U.S. Treasury	$—	—%	4,990	$4,991	2.34%
Government-sponsored enterprises	—	—	30,693	29,722	1.56
Government-sponsored mortgage-backed and collateralized mortgage obligations	217,980	2.63	243,873	237,953	2.57
SBA asset-backed securities	15,879	3.04	28,207	27,396	2.79
Total debt securities held to maturity	$233,859		$307,763	$300,062	2.49%

Bank-Owned Life Insurance. Bank-owned life insurance provides us noninterest income that is non-taxable. Applicable regulations generally limit our investment in bank-owned life insurance to 25% of our Tier 1 capital plus our allowance for loan losses. At December 31, 2018, we had $34.2 million in bank-owned life insurance.

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

The following tables set forth the distribution of our average total deposit accounts, by account type, for the periods indicated.

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)	Average Balance	Percent	Weighted Average Rate (1)
	(Dollars in thousands)
Deposit type:
Non-interest-bearing deposits	$220,166	10.52%	—%	$201,715	10.57%	—%	$163,403	10.41%	—%
Interest-bearing deposits:
NOW	163,167	7.79	0.05	152,469	7.99	0.04	139,829	8.91	0.05
Regular savings	211,414	10.10	0.29	249,256	13.06	0.32	275,347	17.55	0.34
Money market	630,385	30.11	1.08	643,433	33.72	0.96	470,403	29.98	0.86
Brokered money market	86,114	4.11	2.10	49,041	2.57	1.22	47,071	3.00	0.61
Certificates of deposit	525,263	25.09	1.74	382,157	20.02	1.39	333,857	21.28	1.29
Brokered certificates of deposit	256,840	12.27	1.87	230,329	12.07	0.97	139,128	8.87	0.62
Total interest bearing deposits	1,873,183	89.48	1.24	1,706,685	89.43	0.89	1,405,635	89.59	0.75
Total deposits	$2,093,349	100.00%	1.11%	$1,908,400	100.00%	0.80%	$1,569,038	100.00%	0.67%
_________________________ (1) The weighted average rate is calculated using stated rate of each deposit account within the given categories as of December 31, 2018, 2017 and 2016.
The following table sets forth certificates of deposit classified by interest rate as of the dates indicated, including brokered deposits. At December 31, 2018, we had a total of $887.5 million in certificates of deposit, of which $629.5 million had remaining maturities of one year or less.

	At December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest rate range:
Less than 0.50%	$22,031	$28,812	$76,658
0.50% to 0.99%	29,206	38,944	252,662
1.00% to 1.49%	63,925	375,271	138,502
1.50% to 1.99%	212,134	184,129	71,687
2.00% to 2.99%	555,472	70,992	48,125
3.00% and greater	4,758	—	—
Total	$887,526	$698,148	$587,634

The following table sets forth, by interest rate ranges, the maturities of our certificates of deposit, including brokered deposits.

	At December 31, 2018
	Period to Maturity
	Less Than or Equal to One Year	More Than One to Two Years	More Than Two to Three Years	More Than Three Years	Total	Percent of Total
	(Dollars in thousands)
Interest rate range:
Less than 0.50%	$21,836	$95	$100	$—	$22,031	2.48%
0.50% to 0.99%	13,646	15,560	—	—	29,206	3.29
1.00% to 1.49%	44,134	12,869	6,705	217	63,925	7.20
1.50% to 1.99%	153,743	30,249	14,880	13,262	212,134	23.90
2.00% to 2.99%	396,183	80,465	61,159	17,665	555,472	62.59
3.00% and greater	—	2,717	2,041	—	4,758	0.54
Total	$629,542	$141,955	$84,885	$31,144	$887,526	100.00%

As of December 31, 2018, the aggregate amount of outstanding certificates of deposit in amounts greater than or equal to $100,000, excluding brokered deposits, was $399.7 million. The following table sets forth the maturity of those certificates as of December 31, 2018.

At December 31, 2018
(In thousands)
Maturing in:
Three months or less	$28,296
Over three months through six months	68,706
Over six months through one year	124,782
Over one year to three years	157,740
Over three years	20,166
Total	$399,690

Borrowings. Our borrowings consist of advances from the Federal Home Loan Bank of Boston. At December 31, 2018, we had access to additional Federal Home Loan Bank advances of up to $595.9 million. The following table sets forth information concerning balances and interest rates on our Federal Home Loan Bank advances at the dates and for the years indicated.

	At or For the Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at end of year	$233,000	$205,000	$251,000
Average balance during year	183,430	199,004	249,226
Maximum outstanding at any month end	235,000	280,000	325,000
Weighted average interest rate at end of year	2.32%	1.54%	0.97%
Average interest rate during year	1.87%	1.27%	0.84%

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

Personnel

On a full time equivalent basis, we had 236 employees at December 31, 2018. Our employees are not represented by any collective bargaining group.

Subsidiary Activity

Blue Hills Bancorp, Inc. owns 100% of Blue Hills Bank and Blue Hills Funding Corporation, the company that financed the loan to the ESOP. Blue Hills Bank has four subsidiaries, B.H. Security Corporation ("B.H. Security"), HP Security Corporation (“HP Security”), 1196 Corporation (“1196 Corporation”) and Nantucket Property Acquisition Company LLC. B.H. Security, HP Security and 1196 Corporation buy, sell and hold securities on their own behalf as wholly-owned subsidiaries of Blue Hills Bank, and this activity results in tax advantages in Massachusetts. Nantucket Property Acquisition Company LLC holds other real estate owned. At December 31, 2018, B.H. Security, HP Security, 1196 Corporation and Nantucket Property Acquisition Company LLC had total assets of $281.0 million, $318,000, $5.2 million and $3.6 million respectively.

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

Several years ago, the Commonwealth of Massachusetts adopted a law modernizing the Massachusetts banking law, which affords Massachusetts chartered banks with greater flexibility compared to federally chartered and out-of-state banks.

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

Federal Bank Regulations

Capital Requirements. Under the FDIC’s regulations, federally insured state-chartered banks that are not members of the Federal Reserve System (“state non-member banks”), such as Blue Hills Bank, are required to comply with minimum leverage capital requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a Tier 1 capital to total assets leverage ratio of 4%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement was phased in beginning in 2016. At December 31, 2018 it was 1.875%, and on January 1, 2019 it was 2.5%.

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

Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish a community bank leverage ratio of between 8% and 10% of average total consolidated assets for qualifying institutions with total assets of less than $10 billion. Institutions with capital levels meeting the requirement and electing to follow the alternative framework would be deemed to comply with the regulatory capital requirements, including the risk-based requirements. The federal regulators have issued a proposed rule that would set the ratio at 9%.

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

Effective July 1, 2016, the FDIC adopted changes that eliminated the risk categories. Assessments for most institutions are now based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of failure within three years. In conjunction with the Deposit Insurance Fund reserve ratio achieving 1.15%, the assessment range (inclusive of possible adjustments) was reduced for institutions of less than $10 billion in total assets to 1.5 basis points to 30 basis points, also effective July 1, 2016. The Dodd-Frank Act specifies that banks of greater than $10 billion in assets be required to bear the burden of raising the reserve ratio from 1.15% to 1.35%. Such institutions were subject to an annual surcharge of 4.5 basis points of total assets exceeding $10 billion. In September 2018, the FDIC announced that the reserve ratio exceeded 1.35%. As a result, surcharges on large banks were terminated and banks of less than $10 billion of assets will receive assessment credit for assessments paid that contributed to the growth in the reserve ratio from 1.15% to 1.35% to be applied when the reserve ratio reaches 1.38%. The FDIC, exercising discretion provided to it by the Dodd-Frank Act, has established a long-term goal of achieving a 2% reserve ratio for the Deposit Insurance Fund.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Future insurance assessment rates cannot be predicted.

In addition to FDIC assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, through the FDIC, assessments for costs related to bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. All bonds issued by the FICO are due to mature by September 2019. During the calendar year ended December 31, 2018, Blue Hills Bank paid $71,000 in fees related to the FICO.

Blue Hills Bank is a member of the Depositors Insurance Fund, a corporation that insures savings bank deposits in excess of federal deposit insurance coverage. See “-Massachusetts Banking Laws and Supervision-Depositors Insurance Fund,” above.

Community Reinvestment Act. Under the Community Reinvestment Act (“CRA”), a bank has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community. The CRA does require the FDIC, in connection with its examination of a bank, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution, including applications to establish or acquire branches and merge with other depository institutions. The CRA requires the FDIC to provide a written evaluation of an institution’s CRA performance utilizing a four-tiered descriptive rating system. Blue Hills Bank’s latest FDIC CRA rating, dated September 28, 2015, was “Satisfactory.”

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

Federal Reserve System. The Federal Reserve Board regulations require savings institutions to maintain reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations currently provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $124.2 million; a 10% reserve ratio is applied above $124.2 million. The first $16.3 million of otherwise reservable balances are exempted from the reserve requirements. The amounts are adjusted annually. Blue Hills Bank complies with the foregoing requirements.

Federal Home Loan Bank System. Blue Hills Bank is a member of the Federal Home Loan Bank System, which consists of eleven regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions as well as other entities involved in home mortgage lending. As a member of the Federal Home Loan Bank of Boston, Blue Hills Bank is required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank of Boston. As of December 31, 2018, Blue Hills Bank was in compliance with this requirement.

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

Blue Hills Bancorp, Inc. is subject to the Federal Reserve Board’s requirements for bank holding companies. The Dodd-Frank Act directed the Federal Reserve Board to issue consolidated capital requirements for depository institution holding companies that are not less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks applied to bank holding companies with greater than $1.0 billion of assets as of January 1, 2015. However, legislation enacted in May 2018 required the Federal Reserve Board to raise the threshold of its "small bank holding company" exception to the applicability of consolidated capital requirements to $3 billion of assets. That change was effective in August 2018. Consequently, holding companies of less than $3 billion of assets, which includes Blue Hills Bancorp, Inc., are not subjected to consolidated holding company capital requirements unless otherwise advised by the Federal Reserve Board.

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

Net Operating Loss Carryovers. A financial institution may carry back net operating losses incurred prior to January 1, 2018 to the preceding two taxable years and forward to the succeeding 20 taxable years. For losses incurred after December 31, 2018, the Act limits the net operating loss deduction to 80% of taxable income. In addition, the Act eliminates carry back of net operating losses, yet allows unused net operating losses to be carried forward indefinitely. At December 31, 2018, Blue Hills Bancorp, Inc. and Blue Hills Bank had no net operating loss carryforward for federal income tax purposes.

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

Blue Hills Bank, under current law, files a Massachusetts combined excise tax return with its affiliates who do not qualify as security corporations. During the 2018 tax year, Blue Hills Bank was subject to an annual Massachusetts tax at a rate of 9.0% of its net income, adjusted for certain items. Massachusetts net income is defined as gross income, other than 95% of dividends received in any taxable year beginning on or after January 1, 1999 from or on account of the ownership of any class of stock if the institution owns 15% or more of the voting stock of the institution paying the dividend, less the deductions, but not the credits allowable under the provisions of the Internal Revenue Code, as amended and in effect for the taxable year. The dividends must meet the qualifications under Massachusetts law. Dividends paid to affiliates participating in a combined return will be 100% excluded to the extent paid from earnings and profits of a unitary business included in the Massachusetts combined return. Deductions with respect to the following items, however, shall not be allowed except as otherwise provided: (a) dividends received, except as otherwise provided; (b) losses sustained in other taxable years; (c) taxes on or measured by income, franchise taxes measured by net income, franchise taxes for the privilege of doing business and capital stock taxes imposed by any state; or (d) the deduction allowed by section 168(k) of the Code.

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

ITEM  1A.    RISK FACTORS

If the Merger with Independent is not completed, we will have incurred significant expenses without realizing the expected benefits of the Merger and could be subject to additional risks.

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

Prior to the completion of the Merger we intend to continue to execute our strategic plan.

Our strategic plan includes continued asset and deposit growth and increasing the scale of our operations. Specifically, we intend to: increase our residential, commercial business and commercial real estate loans using the lending origination and servicing platform we have built; add origination capacity in our market area and adjacent market areas; and increase fee income, by improving the fee income from existing customers and income from mortgage banking.

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

We intend to continue to grow our commercial real estate and commercial business loan portfolio. At December 31, 2018, $1.2 billion or 52.7% of our total loan portfolio consisted of commercial real estate loans (including commercial construction loans) and commercial business loans, compared to $9.2 million, or 3.4% of our total loan portfolio, at December 31, 2011, the time when we commenced our diversification strategy towards commercial lending. Commercial real estate and commercial business loans generally have more risk than the 1-4 family residential real estate loans that we originate. Because the repayment of commercial real estate and commercial business loans depends on the successful management and operation of the borrower’s properties or businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial business loans may also involve relatively large loan balances to individual borrowers or groups of related borrowers.

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

A key component of our strategy is to increase the extent to which we sell in the secondary market the longer term, conforming fixed-rate 1-4 family residential mortgage loans that we originate, earning non-interest income in the form of gains on sale.  We intend to continue selling most loans in the secondary market with limited or no recourse, although we are required, and will continue to be required, to give customary representations and warranties to the buyers relating to compliance with applicable law.  If we breach those representations and warranties, the buyers will be able to require us to repurchase the loans and we may incur a loss on the repurchase.

In the future, we expect to continue to utilize “best efforts” forward loan sale commitments and mandatory delivery forward loan sale commitments and To Be Announced (“TBA”) Securities, which are sold from approved counterparties to mitigate the risk of potential changes in the values of derivative loan commitments.  For TBAs, we intend to sell a security in the open market with a promise to deliver a pool of loans with an aggregate specified principal amount and quality to the investor at a specified point in the future.  If we fail to deliver the pool of loans, we will repurchase the security at the market price on the date of repurchase, which could negatively impact our earnings.

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

Our earnings and cash flows are dependent on our net interest income and income from our mortgage banking operations. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in market interest rates could have an adverse effect on our financial condition and results of operations. If interest rates increase rapidly, we may have to increase the rates we pay on our deposits, particularly our higher-cost money market and time deposits, and the cost of our borrowed funds may increase more quickly than any changes in interest rates will take effect on our loans and investments, resulting in a negative effect on interest spreads and net interest income. Furthermore, our mortgage banking income varies directly with movements in interest rates, and increases in interest rates could negatively affect our ability to originate loans in the same volumes, and sell loans with attractive pricing, as we have in recent years. Increases in interest rates may also make it more difficult for borrowers to repay adjustable rate loans.

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

In July 2013, the FDIC and the other federal bank regulatory agencies revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), set the leverage ratio at a uniform 4% of total assets, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to certain exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.50% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule became effective January 1, 2015. The “capital conservation buffer” has been phased in beginning on January 1, 2016 and has been fully phased in at 2.50% on January 1, 2019.

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

As of December 31, 2018, our investment securities portfolio, which includes government agency, mortgage-backed securities, and marketable equity securities totaled $312.8 million, or 11.2% of our total assets. Our securities portfolio may be impacted by fluctuations in market value, potentially reducing earnings. Fluctuations in market value may be caused by changes in market interest rates, lower market prices for securities and limited investor demand. Management evaluates securities for other-than-temporary impairment on a quarterly basis, with more frequent evaluation for selected issues. In analyzing a debt issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, industry analysts’ reports and, to a lesser extent given the relatively insignificant levels of depreciation in our debt portfolio, spread differentials between the effective rates on instruments in the portfolio compared to risk-free rates. Declines in fair value could result in charges to earnings that could have a material adverse effect on our net income and capital levels.

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

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. Material additions to our allowance could materially decrease our net income. Furthermore, our strategic plan envisages growth in lending, which will require additional provisions for loan losses and reduce our earnings in the short term. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

At December 31, 2018, we operate from our eleven full-service banking offices, including our main office, located in Boston, Dedham, Hyde Park, Milton, Nantucket, Norwood, West Roxbury, and Westwood, Massachusetts. The net book value of our premises, land and equipment was $19.5 million at December 31, 2018.

The following table sets forth information with respect to our full service banking offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration
Full Service Banking Offices:
Blue Hills Bank – River Street (Main Office) 1196 River Street Hyde Park, MA 02136	Owned (1)	1871
Blue Hills Bank – Truman 1065 Truman Parkway Hyde Park, MA 02136	Owned/ Leased (2)	1977	March 2021
Blue Hills Bank – Dedham 749 Providence Highway Dedham, MA 02026	Leased	1988	May 2023
Blue Hills Bank – Norwood 111 Lenox Street Norwood, MA 02062	Leased	1998	October 2020
Blue Hills Bank – West Roxbury 1920 Centre Street West Roxbury, MA 02132	Leased	2004	February 2024
Blue Hills Bank – Westwood 171 University Avenue Westwood, MA 02090	Owned/ Leased (2)	2015	June 2030
Blue Hills Bank – Milton 480 Adams Street Milton, MA 02186	Leased	2014	October 2024
Blue Hills Bank – Seaport District 87 Seaport Boulevard Boston, MA 02210	Leased	2016	September 2026
Nantucket Bank – Pleasant Street 104 Pleasant Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Orange Street 2 Orange Street Nantucket, MA 02554	Owned	2014
Nantucket Bank – Amelia Drive 1 Amelia Drive Nantucket, MA 02554	Owned	2014
_________________________
(1) We lease 1,500 square feet of additional office space adjacent to this location at 1202 River Street. This lease expires in March 2019.
(2) This office building is owned and located on land that is leased.

The following table sets forth information with respect to loan production and administrative offices, including the expiration date of leases with respect to leased facilities.

Office Name and Address	Leased or Owned	Year Acquired or Leased	Month of lease expiration
Administrative and Other Facilities:
Blue Hills Bank 10 Cordage Park Circle, Suite 222 Plymouth, MA 02360	Leased	2014	December 2019
Blue Hills Bank 283 Mt Auburn Street Watertown, MA 02474	Leased	2015	October 2021
Blue Hills Bank 470 King Street Franklin, MA 02038	Leased	2016	February 2026
Blue Hills Bank 48 Mount Vernon Street, 3rd Floor Winchester, MA 01890	Leased	2016	March 2019
Blue Hills Bank 65 South Street, 2nd Floor Hingham, MA 02043	Leased	2016	August 2021
Blue Hills Bank 45 Walden Street Unit 1F Concord, MA 01742	Leased	2016	October 2019
Blue Hills Bank 16 Stedman Street, Unit 4 Lowell, MA 01851	Leased	2016	November 2020
Blue Hills Bank 191A Chandler Road, Suite 2 Andover, MA 01810	Leased	2017	Tenant at will
Blue Hills Bank 134 Washington Street, Unit 4 Marblehead, MA 01945	Leased	2018	December 2020
500 River Ridge Drive, Suite 300 Norwood, MA 02062	Leased	2016	March 2027
9 Bayberry Court Nantucket, MA 02554	Owned	2014
3 Madison Court Nantucket, MA 02554	Owned	2014

The administrative offices located at 500 River Ridge Drive, Norwood, Massachusetts are Blue Hills Bancorp’s corporate headquarters and house several of our back-office functions. The property located at 9 Bayberry Court, Nantucket, includes condominium units that are used for employee housing. The property located at 3 Madison Court, Nantucket consists of a two-unit building used for employee housing. We rent units to certain employees in Nantucket at below-market rates in order to help attract and retain banking staff.

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

Market Information and Holders

The Company’s shares of common stock are traded on the NASDAQ Global Market under the symbol “BHBK”. The approximate number of shareholders of record of the Company’s common stock as of February 28, 2019 was 4,202.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not Applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Set forth below is information as of December 31, 2018 with respect to compensation plans (other than our employee stock ownership plan) under which equity securities of the Registrant are authorized for issuance. Additional information regarding stock-based compensation plans is presented in Note 12 – Stock Based Compensation in the notes to consolidated financial statements included in Item 8. Financial Statements and Supplementary Data located elsewhere in this report.

Equity Compensation Plan Information
	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Share-based Compensation Plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	2,488,030	$15.34	8,361
Equity compensation plans not approved by security holders	—	$—	—
(1) Reflects weighted average price of stock options only.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

There were no purchases made by or on behalf of the Company during the year ended December 31, 2018.

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

Period Ending
Index	7/22/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Blue Hills Bancorp, Inc.	100.00	109.69	123.99	152.94	169.14	188.26
Russell 2000	100.00	104.85	100.22	121.58	139.39	124.03
SNL Thrift $1B-$5B	100.00	107.95	126.72	172.72	174.94	121.73

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

The information at December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016 is derived in part from, and should be read together with, the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The information at December 31, 2016, 2015 and 2014 and for the years ended December 31, 2015 and 2014 is derived in part from audited consolidated financial statements that are not included in this Annual Report on Form 10-K. For the below stated performance ratios, interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 21% for the year ended December 31, 2018. A statutory rate of 35% was used for the years ended December 31, 2017 and 2016 and a rate of 34% was used for the years ended December 31, 2015 and 2014.

The following table sets forth selected financial data and other data for the Company.

	At December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,805,575	$2,668,520	$2,469,692	$2,114,343	$1,728,148
Securities	312,845	313,436	405,863	431,831	416,447
Loans receivable, net	2,316,174	2,186,147	1,912,871	1,523,275	1,132,914
Deposits	2,137,557	2,039,869	1,808,687	1,433,849	1,212,716
Borrowings	233,000	205,000	251,000	260,000	75,000
Total equity	404,121	397,806	386,907	398,829	411,606

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except per share data)
Selected Operating Data:
Interest and dividend income	$103,423	$84,775	$69,538	$58,301	$49,275
Interest expense	26,667	17,738	12,576	8,744	6,898
Net interest and dividend income	76,756	67,037	56,962	49,557	42,377
Provision (credit) for loan losses	(1,118)	2,098	4,885	4,090	3,381
Net interest and dividend income, after provision for loan losses	77,874	64,939	52,077	45,467	38,996
Securities gains and impairment losses, net	787	5,853	1,280	1,968	2,515
Other noninterest income	12,842	11,229	10,847	6,711	7,092
Total noninterest income	13,629	17,082	12,127	8,679	9,607
Noninterest expenses	58,096	54,306	51,746	44,082	49,408
Income (loss) before income taxes	33,407	27,715	12,458	10,064	(805)
Provision (benefit) for income taxes	8,851	11,226	3,805	2,837	(622)
Net income (loss)	$24,556	$16,489	$8,653	$7,227	$(183)
Earnings per common share:
Basic	$1.01	$0.69	$0.35	$0.28	N/A
Diluted	$0.98	$0.67	$0.35	$0.28	N/A
Weighted average shares outstanding:
Basic	24,264,204	23,985,822	24,420,405	26,064,947	N/A
Diluted	25,093,479	24,482,414	24,540,929	26,069,589	N/A

	At or For the Years Ended December 31,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on average assets (ratio of net income (loss) to average assets)	0.91%	0.65%	0.39%	0.39%	(0.01)%
Return on average equity (ratio of net income (loss) to average equity)	6.10	4.14	2.20	1.76	(0.07)
Dividend payout ratio (dividends declared/earnings per share)	102.04	89.55	31.43	14.29	N/A
Interest rate spread (1)	2.68	2.57	2.51	2.65	2.67
Net interest margin (2)	2.95	2.77	2.68	2.83	2.81
Efficiency ratio (3)	64.00	65.00	75.00	76.00	95.00
Noninterest expense to average total assets	2.15	2.15	2.31	2.38	3.07
Average interest-earning assets to average interest-bearing liabilities	126.54	127.63	129.17	137.29	129.81
Average equity to average total assets	14.86	15.75	17.53	22.20	17.41
Asset Quality Ratios:
Non-performing assets to total assets	0.51%	0.43%	0.36%	0.51%	0.26%
Non-performing loans to total loans	0.45	0.52	0.47	0.70	0.39
Allowance for loan losses to non-performing loans	183	181	209	159	290
Allowance for loan losses to total loans	0.83	0.95	0.97	1.11	1.13
Consolidated Capital Ratios:
Total capital to risk-weighted assets	18.2%	19.7%	20.5%	24.8%	32.6%
Tier 1 capital to risk-weighted assets	17.3	18.7	19.5	23.8	31.5
Common equity Tier 1 to risk-weighted assets	17.3	18.7	19.5	23.8	N/A
Tier 1 capital to average assets	14.4	14.9	16.0	19.6	23.3
Book value per share	$15.01	$14.83	$14.46	$14.00	$14.46
Tangible book value per share	$14.67	$14.47	$14.06	$13.58	$13.99
Capital Ratios for the Bank:
Total capital to risk-weighted assets	15.9%	16.4%	16.3%	18.1%	22.7%
Tier 1 capital to risk-weighted assets	15.0	15.4	15.3	17.1	21.6
Common equity Tier 1 to risk-weighted assets	15.0	15.4	15.3	17.1	N/A
Tier 1 capital to average assets	12.5	12.3	12.5	14.0	15.9
Other Data:
Number of full service offices	11	11	12	11	10
Number of full time equivalent employees	236	237	228	209	202
_______________________

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period on a fully taxable-equivalent (FTE) basis.

(3)	The efficiency ratio represents noninterest expense divided by the sum of net interest income and noninterest income, including gains on securities available for sale, net.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our results of operations also are affected by the provision for loan losses, noninterest income and noninterest expense. Noninterest income currently consists primarily of deposit account fees, interchange and ATM fees, mortgage banking revenue, loan level derivative income, unrealized gains or losses on equity securities, realized gains or losses on the sale of investment securities, income derived from bank-owned life insurance, and other income sources. Noninterest expense currently consists primarily of salaries and employee benefits, occupancy and equipment expenses, data processing, professional fees, advertising expenses, FDIC insurance premiums, directors' fees, amortization of core deposit intangible, and other operating expenses. Our results of operations also may be affected significantly by general and local economic and competitive conditions, changes in market interest rates, governmental policies and actions of regulatory authorities.

In 2010, the Company embarked on a change in our strategic direction designed to transform our Bank into a full-service community bank with a full complement of retail and commercial loan and deposit products. The change in strategic direction involved the hiring of a new senior management team with experience in the areas of operations which the Bank planned to expand, including officers and personnel with commercial real estate and commercial business lending and underwriting experience, as well as operations, and risk management personnel. Many members of the new management team had significant employment and advisory experience with larger commercial banking institutions. In addition to the new executive management team, other personnel were hired to effect the change in strategic direction, which has increased the size of our operations and infrastructure. Our employee base more than doubled from the end of 2010 to 236 full-time equivalent employees at December 31, 2018.

The result of these efforts created a more diversified company across all aspects of operations, assets and funding sources with lending platforms for mortgage banking, commercial real estate, and commercial business that had scalable capacity. The Company has the capabilities to meet the banking needs of commercial and retail customers through a technology infrastructure that offers multiple delivery channels and a full array of competitive functionality.

Our loan and deposit product lines, the overall size of our operations and the diversification of our asset base, including residential, commercial real estate and commercial business lending activity have increased significantly. From December 31, 2011 to December 31, 2018, our assets have grown $1.8 billion, or 189.0%, and net loans have grown $2.0 billion, or 737.6%. During this period, our commercial real estate, commercial business and construction loans have grown to $1.2 billion at December 31, 2018 from $9.3 million at December 31, 2011. The 1-4 family residential mortgage portfolio stood at $1.0 billion at December 31, 2018, up $756.2 million, or 286.2%, from December 31, 2011. While the loan portfolio has grown significantly since the end of 2011, the investment securities portfolio declined $234.6 million, or 42.9%, to $312.8 million at December 31, 2018 from $547.5 million at December 31, 2011. Investment securities represented 11.2% of total assets at December 31, 2018 compared to 56.4% at December 31, 2011. From December 31, 2011 to December 31, 2018, our deposits have grown $1.4 billion, or 182.6%, to $2.1 billion. Core deposits (consisting of customer savings, money market, NOW and demand deposit accounts) have grown $799.6 million, or 216.6%, to $1.2 billion, while certificates of deposits and brokered deposits have increased $581.5 million, or 150.1% to $968.9 million.

Following the transformation of the Company, we announced on September 20, 2018, that we had reached a definitive Agreement and Plan of Merger with Independent Bank Corp. ("Independent"), pursuant to which the Company will merge into Independent ("Merger"). Blue Hills Bancorp's shareholders approved the Merger at a meeting held on January 16, 2019 and Independent's shareholders approved the Merger at a meeting held on January 25, 2019. Completion of the transaction is subject to other customary closing conditions, including receipt of regulatory approval. The transaction is expected to close early in the second quarter of 2019.

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

General component. The general component of the allowance for loan losses is based on a combination of the Company's own loss history and an extrapolated historical loss experience based on FDIC data for depository institutions with assets of one billion to five billion dollars dating back to 2010 adjusted for qualitative and environmental factors including changes to lending policies and procedures, economic and business conditions, portfolio characteristics, staff experience, problem loan trends, collateral values, concentrations and the competitive, legal and regulatory environment.

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

Income taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted accordingly through the provision for income taxes. Accordingly, changes resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017 were recognized in the consolidated financial statements as of and for the year ended December 31, 2017. The Company exercises significant judgment in evaluating the amount and timing of recognition of the resulting tax assets and liabilities. These judgments require the Company to make projections of future taxable income. These judgments and estimates, which are inherently subjective, are reviewed periodically as regulatory and business factors change. A valuation allowance related to deferred tax assets is established when, in the judgment of management, it is more likely than not that all or a portion of such deferred tax assets will not be realized. A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. There was no reserve for uncertain tax positions as of December 31, 2018 or 2017. The Company records interest and penalties as part of income tax expense.

Comparison of Financial Condition at December 31, 2018 and 2017

Total Assets. Total assets increased $137.1 million to $2.8 billion at December 31, 2018 from $2.7 billion at December 31, 2017. The increase was primarily due to an increase in net loans of $130.0 million, or 5.9%.

Loans. Net loans increased by $130.0 million, or 5.9%, to $2.3 billion at December 31, 2018 from $2.2 billion at December 31, 2017. The Company continued to execute on its strategy to increase lending, particularly through an expansion of the residential mortgage, commercial real estate and commercial business loan portfolios. By category, the growth was driven by 1-4 family residential loans, which increased $97.7 million, or 10.6%; commercial business loans, which increased $34.4 million, or 13.6%; and commercial real estate loans, which increased $32.2 million, or 3.9%.

Allowance for Loan Losses. The allowance for loan losses was $19.3 million, or 0.83% of loans, at December 31, 2018 compared to $20.9 million, or 0.95% of loans, at December 31, 2017. During 2018 and 2017, the Company continued the process, begun in 2016, of migrating from using historical loss rates from national FDIC data to using its own historical losses.

Securities. Total securities held to maturity and equity securities were $312.8 million at December 31, 2018. Total securities available for sale and securities held to maturity were $313.4 million at December 31, 2017.

Cash and Cash Equivalents. Cash and cash equivalents declined by $1.9 million, or 4.0%, to $44.3 million at December 31, 2018 from $46.2 million at December 31, 2017.

Bank-Owned Life Insurance. The Company's investment in bank-owned life insurance changed only slightly during the year and at December 31, 2018, the investment was $34.2 million, compared to $33.1 million at December 31, 2017. The growth was due to current period earnings on the policies.

Goodwill and Core Deposit Intangible. Goodwill and core deposit intangible assets totaled $9.3 million at December 31, 2018 compared to $9.7 million at December 31, 2017. The balance at each date relates to the January 2014 Nantucket Bank acquisition and is a combination of the core deposit intangible associated with the deposit liabilities assumed and the goodwill resulting from the transaction. The decline from the end of 2017 was due solely to amortization of the core deposit intangible.

Premises and Equipment. Premises and equipment was $19.5 million at December 31, 2018, down $2.1 million, or 9.6%, from $21.6 million at December 31, 2017. The slight decline in 2017 mainly reflected depreciation.

Deposits. Deposits increased by $97.7 million, or 4.8%, to $2.1 billion at December 31, 2018 from $2.0 billion at December 31, 2017. By category, the more significant changes were seen in certificates of deposit, which were up $116.1 million, brokered certificates of deposit, which were up $73.3 million, and money market deposits, which were down $77.2 million. Other deposit categories had smaller changes.

Borrowings. Total borrowings were $233.0 million at December 31, 2018, up $28 million, or 13.7%, from $205.0 million at December 31, 2017. Short-term borrowings of $153.0 million at December 31, 2018 and $100.0 million at December 31, 2017 and long-term borrowings of $80.0 million at December 31, 2018 and $105 million at December 31, 2017 consisted of advances from the Federal Home Loan Bank of Boston. The balance of long-term borrowings at December 31, 2018 had maturities ranging from 2019 through 2021.

Stockholders' Equity. Total stockholders' equity increased $6.3 million, or 1.6%, to $404.1 million at December 31, 2018 from $397.8 million at December 31, 2017. The increase from the end of 2017 mainly reflects net income and share-based compensation, partially offset by the payment of dividends.

Comparison of Results of Operations for the Years Ended December 31, 2018 and 2017

General. The Company reported net income of $24.6 million, or $0.98 per diluted share, for the year ended December 31, 2018, an increase of $8.1 million, or 48.9%, from net income of $16.5 million, or $0.67 per diluted share, for the year ended December 31, 2017.

Net income in 2018 included:

•	A pre-tax gain of $653,000 ($484,000 after-tax, or $0.02 per diluted share, from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc.).

•	A pre-tax gain of $271,000 ($201,000 after-tax, or $0.01 per diluted share), from the sale of property.

•	A pre-tax unrealized gain on equity securities of $134,000 ($97,000 after-tax, or less than $0.01 per diluted share).

•	A pre-tax charge of $3.0 million ($2.2 million after-tax, or $0.08 per diluted share) related to the pending merger with Independent Bank Corp.

Net income in 2017 included:

•	A pre-tax gain of $928,000 ($595,000 after-tax, or $0.02 per diluted share) from the sale of the Company's remaining available-for-sale debt securities portfolio.

•
A pre-tax gain of $5.9 million ($3.8 million after-tax, or $0.16 per diluted share) from the Company's investment in Northeast Retirement Services, Inc., which was acquired by Community Bank System, Inc.

•	A pre-tax loss of $1.1 million ($676,000 after-tax, or $0.03 per diluted share) from the sale of the Company's investments in mutual funds.

•	A pre-tax loss of $118,000 ($73,000 after-tax, or less than $0.01 per diluted share) from the sale of a purchased home equity loan portfolio.

•	A pre-tax loss of $317,000 ($188,000 after-tax, or $0.01 per diluted share) from a pension settlement

•	The reversal of a valuation allowance for state deferred income tax assets of $1.7 million (or $0.07 per diluted share).

•	A $2.5 million charge ($0.10 per diluted share) related to the impact of tax reform on the valuation of deferred taxes.

Excluding the various nonrecurring items discussed above for both years, net income was $26.0 million, or $1.03 per diluted share in 2018 compared to net income of $13.8 million, or $0.56 per diluted share, in 2017.

Average Balances and Yields

The following table sets forth average balance sheets, average yields and costs, and certain other information for the periods indicated. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense. Interest income on tax-exempt securities and loans has been adjusted to a fully taxable-equivalent (FTE) basis using a federal statutory tax rate of 21% for the year ended December 31, 2018. A statutory rate of 35% was used for the years ended December 31, 2017 and 2016.

	For the Year Ended December 31, 2018
	Average Outstanding Balance	Interest	Yield / Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,258,126	$94,790	4.20%
Securities	311,485	7,715	2.48
Other interest earning assets (1)	32,746	1,054	3.22
Total interest-earning assets	2,602,357	103,559	3.98
Non-interest-earning assets	105,598
Total assets	$2,707,955
Interest-bearing liabilities:
NOW accounts	$163,167	76	0.05%
Regular savings accounts	211,414	613	0.29
Money market accounts	716,499	8,592	1.20
Certificates of deposit	782,103	13,949	1.78
Total interest-bearing deposits	1,873,183	23,230	1.24
Borrowings	183,430	3,437	1.87
Total interest-bearing liabilities	2,056,613	26,667	1.30
Non-interest-bearing deposits	220,166
Other non-interest-bearing liabilities	28,842
Total liabilities	2,305,621
Equity	402,334
Total liabilities and equity	$2,707,955

Net interest-earning assets (2)	$545,744

Net interest and dividend income (FTE)		76,892
Less: FTE adjustment		(136)
Net interest and dividend income (GAAP)		$76,756

Net interest rate spread (FTE) (3)			2.68%
Net interest margin (FTE) (4)			2.95%
Average interest-earning assets to interest-bearing liabilities	126.54%
Total cost of deposits			1.11%
_____________________
(Footnotes on following page).

	For the Years Ended December 31,
	2017			2016
	Average Outstanding Balance	Interest	Yield/ Cost	Average Outstanding Balance	Interest	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Total loans	$2,070,513	$76,932	3.72%	$1,688,878	$59,174	3.50%
Securities	329,369	7,306	2.22	415,220	10,068	2.42
Other interest earning assets (1)	32,345	785	2.43	33,427	603	1.80
Total interest-earning assets	2,432,227	85,023	3.50	2,137,525	69,845	3.27
Non-interest-earning assets	99,333			102,868
Total assets	$2,531,560			$2,240,393
Interest-bearing liabilities:
NOW accounts	$152,469	67	0.04%	$139,829	67	0.05%
Regular savings accounts	249,256	800	0.32	275,347	938	0.34
Money market accounts	692,474	6,780	0.98	517,474	4,321	0.84
Certificates of deposit	612,486	7,568	1.24	472,985	5,162	1.09
Total interest-bearing deposits	1,706,685	15,215	0.89	1,405,635	10,488	0.75
Borrowings	199,004	2,523	1.27	249,226	2,088	0.84
Total interest-bearing liabilities	1,905,689	17,738	0.93	1,654,861	12,576	0.76
Non-interest-bearing deposits	201,715			163,403
Other non-interest-bearing liabilities	25,477			29,459
Total liabilities	2,132,881			1,847,723
Equity	398,679			392,670
Total liabilities and equity	$2,531,560			$2,240,393

Net interest-earning assets (2)	$526,538			$482,664

Net interest and dividend income (FTE)		67,285			57,269
Less FTE adjustment		(248)			(307)
Net interest and dividend income (GAAP)		$67,037			$56,962

Net interest rate spread (FTE) (3)			2.57%			2.51%
Net interest margin (FTE) (4)			2.77%			2.68%
Average interest-earning assets to interest-bearing liabilities	127.63%			129.17%
Total cost of deposits			0.80%			0.67%
______________________

(1)	Includes Federal Home Loan Bank stock and short-term investments.

(2)	Net interest-earning assets represent total interest-earning assets less total interest-bearing liabilities.

(3)	Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4)	Net interest margin represents net interest and dividend income on a fully taxable equivalent basis as a percentage of average interest-earning assets.

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

	Year Ended December 31, 2018 vs. 2017
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$6,591	$11,267	$17,858
Securities	(381)	790	409
Other	10	259	269
Total interest-earning assets	6,220	12,316	18,536
Interest-bearing liabilities:
NOW accounts	$2	$7	$9
Savings	(115)	(72)	(187)
Money market	228	1,584	1,812
Certificates of deposit	1,726	4,655	6,381
Total interest-bearing deposits	1,841	6,174	8,015
Borrowings	(186)	1,100	914
Total interest-bearing liabilities	1,655	7,274	8,929
Change in net interest and dividend income	$4,565	$5,042	$9,607

	Year Ended December 31, 2017 vs. 2016
	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate
Interest-earning assets:	(In thousands)
Loans	$12,821	$4,937	$17,758
Securities	(1,974)	(788)	(2,762)
Other	(18)	200	182
Total interest-earning assets	10,829	4,349	15,178
Interest-bearing liabilities:
NOW accounts	$4	$(4)	$—
Savings accounts	(85)	(53)	(138)
Money market	1,292	1,167	2,459
Certificates of deposit	1,401	1,005	2,406
Total interest-bearing deposits	2,612	2,115	4,727
Borrowings	(361)	796	435
Total interest-bearing liabilities	2,251	2,911	5,162
Change in net interest and dividend income	$8,578	$1,438	$10,016

Net Interest and Dividend Income. Net interest and dividend income increased $9.7 million, or 14.5%, to $76.8 million for the year ended December 31, 2018 from $67.0 million for the year ended December 31, 2017. Net interest margin improved 19 basis points to 2.95% for the year ended December 31, 2018, compared to 2.76% for the year ended December 31, 2017. On a fully tax equivalent (FTE) basis, net interest and dividend income increased $9.6 million, or 14.3%, to $76.9 million for the year ended December 31, 2018 from $67.3 million for the year ended December 31, 2017. On a fully tax equivalent (FTE) basis, net interest margin improved 18 basis points to 2.95% for the year ended December 31, 2018, compared to 2.77% for the year ended December 31, 2017. The Company has an asset sensitive interest rate risk position and net interest and dividend income as well as net interest margin benefited from rate hikes announced by the Federal Reserve. See the Management of Market Risk section. The growth in net interest and dividend income from 2017 was also due to an increase of $170.1 million, or 7.0%, in average earning assets. The improvements in net interest and dividend income were partially offset by higher funding costs reflecting deposit pricing competition and the rising rate environment. The cost of interest-bearing liabilities rose to 1.30% in 2018 from 0.93% in 2017.

Interest and Dividend Income. Interest and dividend income increased $18.6 million, or 22.0%, to $103.4 million in 2018 from $84.8 million in 2017. The increase was primarily due to a $18.0 million, or 23.4%, increase in interest and fees on loans to $94.7 million in 2018, primarily due to a $187.6 million, or 9.1%, increase in the average balance of loans to $2.3 billion for the year ended December 31, 2018 and a 48 basis point increase in the yield on loans to 4.20% in 2018. The increase in the average balance of loans mainly reflects growth in the commercial real estate, residential mortgage, and commercial business portfolios while the yield on loans improved due mainly to the repricing of floating rate loans from rate hikes announced by the Federal Reserve.

Interest Expense. Interest expense increased $8.9 million, or 50.3%, to $26.7 million for the year ended December 31, 2018 from $17.7 million for the year ended December 31, 2017. Interest expense on deposits increased $8.0 million, or 52.7%, to $23.2 million in 2018 from $15.2 million in 2017. The growth was due to a $166.5 million, or 9.8%, increase in average interest-bearing deposits to $1.9 billion in 2018 from $1.7 billion in 2017 as average certificates of deposits were up $169.6 million. In addition, the yield on interest-bearing deposits increased 35 basis points from 2017 to 1.24% in 2018 reflecting the rising rate environment and deposit pricing competition. Interest expense on borrowings increased $914,000, or 36.2%, to $3.4 million in 2018 from $2.5 million in 2017. This increase was due to the average cost of borrowings increasing to 1.87% in 2018 from 1.27% in 2017, partially offset by a $15.6 million, or 7.8% decline in the average balance of borrowings to $183.4 million in 2018 from $199.0 million in 2017.

Provision for Loan Losses. The provision for loan losses was a credit of $1.1 million in 2018 compared to a charge of $2.1 million in 2017. The provision in both periods reflects management’s assessment of the risks inherent in the loan portfolio. In addition, the provisions in both periods were impacted by loan growth and loan mix, as well as the Company migrating from the use of historical loss rates based on national FDIC data to loss rates based on the Company's own experience. The Company had net loan chargeoffs of $424,000 in 2018 compared to net loan recoveries of $29,000 in 2017.

Noninterest Income. Noninterest income fell $3.5 million, or 20.2%, from 2017 to $13.6 million in 2018. The decline was mainly driven by the Company recording a gain of $5.9 million in 2017 related to the sale of its investment in Northeast Retirement Services, Inc., compared to a smaller gain of $653,000 in 2018. In addition, loan level derivative income declined $1.2 million, or 41.9%, to $1.6 million in 2018 from $2.8 million in 2017, while mortgage banking revenue dropped $204,000, or 5.6%, to $3.5 million in 2018 from $3.7 million in 2017. These declines were partially offset by a $2.1 million increase in miscellaneous income, primarily due to higher income from Small Business Investment Community ("SBIC") investments. There were also smaller increases in deposit account fees and interchange and ATM fees.

Noninterest Expense. Noninterest expense increased $3.8 million, or 7.0%, to $58.1 million for the year ended December 31, 2018 from $54.3 million for the year ended December 31, 2017. The increase from 2017 was mainly due to merger expenses of $3.0 million recorded in 2018 related to the pending merger with Independent. In addition, salaries and benefits expense was up $2.6 million, or 8.3%, to $33.9 million in 2018 due, in part, to expenses for a supplemental executive retirement agreement, higher incentive compensation, merit raises, and higher benefits expenses. These increases were partially offset by declines in professional fees, advertising, amortization of core deposit intangible, other expense and occupancy and equipment expense.

Income Tax Provision. The Company recorded a tax provision of $8.9 million in 2018 on pre-tax income of $33.4 million for an effective tax rate of 26.5%. In 2017, the Company recorded a tax provision of $11.2 million on pre-tax income of $27.7 million for an effective tax rate of 40.5%. The 2017 tax provision included a charge of $2.5 million related to the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act provides for a reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and this reduction in the corporate tax rate resulted in a downward revaluation to the Company's net deferred tax asset. The 2017 tax provision also included a credit of $1.7 million related to the reversal of a state valuation allowance. Excluding those two items, the effective tax rate in 2017 was 37.6%. See Note 9 to the consolidated financial statements for rate reconciliations for both years.

Comparison of Results of Operations for the Years Ended December 31, 2017 and 2016

General. The Company reported net income of $16.5 million, or $0.67 per diluted share, for the year ended December 31, 2017, an increase of $7.8 million, or 90.6%, from net income of $8.7 million, or $0.35 per diluted share, for the year ended December 31, 2016.

Net Interest and Dividend Income. Net interest and dividend income increased $10.1 million, or 17.7%, to $67.0 million for the year ended December 31, 2017 from $57.0 million for the year ended December 31, 2016. Net interest margin improved 10 basis points to 2.76% for the year ended December 31, 2017, compared to 2.66% for the year ended December 31, 2016. On a fully tax equivalent (FTE) basis, net interest and dividend income increased $10.0 million, or 17.5%, to $67.3 million for the year ended December 31, 2017 from $57.3 million for the year ended December 31, 2016. On a fully tax equivalent (FTE) basis, net interest margin improved 9 basis points to 2.77% for the year ended December 31, 2017, compared to 2.68% for the year ended December 31, 2016. The Company has an asset sensitive interest rate risk position and net interest and dividend income as well as net interest margin benefited from rate hikes announced by the Federal Reserve. See Management of Market Risk Section. The growth in net interest and dividend income from 2016 was also due to an increase of $294.7 million, or 13.8%, in average earning assets. The improvements in net interest and dividend income were partially offset by higher funding costs reflecting deposit pricing competition and the rising rate environment. The cost of interest bearing liabilities rose to 0.93% in 2017 from 0.76% in 2016.

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

Income Tax Provision. The Company recorded a tax provision of $11.2 million in 2017 on pre-tax income of $27.7 million for an effective tax rate of 40.5%. The 2017 tax provision included a charge of $2.5 million related to the Tax Cuts and Jobs Act (the “Act”) which was enacted on December 22, 2017. The Act provides for a reduction in the corporate income tax rate from 35% to 21% effective January 1, 2018 and this reduction in the corporate tax rate resulted in a downward revaluation to the Company's net deferred tax asset. The 2017 tax provision also included a credit of $1.7 million related to the reversal of a state valuation allowance. Excluding those two items, the effective tax rate in 2017 was 37.6%. In 2016, the Company recorded a tax provision of $3.8 million on pre-tax income of $12.5 million for an effective tax rate of 30.5%. See Note 9 to the consolidated financial statements for rate reconciliations for both years.

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

As of December 31, 2018, net interest income simulation indicated that our exposure to changing interest rates was within our internal guidelines. The following table presents the estimated impact of interest rate ramps on our estimated net interest income over the period indicated:

Change in Interest Rates (basis points) (1)	Change in Net Interest Income Year One	Change in Net Interest Income Year Two
-100	(2.0)%	(4.5)%
+100	0.8%	1.8%
+200	1.8%	1.5%
_______________________

(1)	The calculated change in net interest income assumes a gradual parallel shift across the yield curve over a one-year period.

The table above indicates that at December 31, 2018, in the event of a 100 and 200 basis point increase in interest rates, we would experience a 0.8% and 1.8% increase, respectively, in net interest income in Year One of the simulation. In the subsequent Year Two, we would experience a 1.8% and 1.5% increase, respectively, in net interest income. In the event of a 100 basis point decrease in interest rates, we would experience a 2.0% decrease in net interest income in Year One and a 4.5% decrease in net interest income in Year Two.

Economic Value of Equity Analysis.

We also analyze the sensitivity of our financial condition to changes in interest rates through our economic value of equity model. This analysis measures the difference between predicted changes in the present value of our assets and predicted changes in the present value of our liabilities assuming various changes in current interest rates. Our economic value of equity analysis as of December 31, 2018 indicated that, in the event of an instantaneous 100 and 200 basis point increase in interest rates, we would experience an estimated 4.6% and 10.0% decrease, respectively, in the economic value of our equity. At the same date, our analysis indicated that, in the event of an instantaneous 100 basis point decrease in interest rates, we would experience an estimated 0.1% increase in the economic value of our equity. The impact on our economic value of equity under all scenarios discussed above is within policy guidelines. The estimates of changes in the economic value of our equity require us to make certain assumptions including loan and mortgage-related investment prepayment speeds, reinvestment rates, and deposit maturities and decay rates. These assumptions are inherently uncertain and, as a result, we cannot precisely predict the impact of changes in interest rates on the economic value of our equity. Although our economic value of equity analysis provides an indication of our interest rate risk exposure at a particular point in time, such estimates are not intended to, and do not, provide a precise forecast of the effect of changes in market interest rates on the economic value of our equity and will differ from actual results.

Liquidity and Capital Resources

Liquidity is a financial institution’s capacity to readily meet its current and future financial obligations. It is further defined as the ability to respond to the needs of depositors and borrowers, as well as to opportunities for earnings enhancements. The Company’s primary source of liquidity is deposits. At December 31, 2018, the Company had $1.7 billion of deposits (excluding brokered deposits), which represents 61.8% of total assets. Other sources of liquidity include cash flows from loan repayments and the investment portfolio and discretionary use of wholesale funds, including Federal Home Loan Bank of Boston (“FHLBB”) borrowings and brokered deposits. Wholesale funds are used to diversify our funding mix and to support asset growth when profitable lending and investment opportunities exist. Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs and eligible securities may be pledged to support collateralized borrowings.

We have a detailed liquidity funding policy and a contingency funding plan that outlines a comprehensive management response to unexpected demands for liquidity. Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of ordinary course of business. To supplement its liquidity, Blue Hills Bank has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB. At December 31, 2018, we had $233.0 million of FHLBB advances outstanding. At that date, we had the ability to borrow up to an additional $595.9 million from the FHLBB. At December 31, 2018, we had $35.0 million in available unsecured federal funds lines with correspondent banks, which could be drawn upon as needed. There were no amounts outstanding under these lines of credit at December 31, 2018.

Liquidity management is monitored by the ALCO, which is responsible for establishing and monitoring liquidity targets as well as strategies to meet these targets. Liquidity remained within target ranges established by the ALCO during 2018. Management believes our sources of funding will meet anticipated funding needs.

Our most liquid assets are cash and cash equivalents. The level of these assets is dependent on our operating, financing, lending and investing activities during any given period. At December 31, 2018, cash and cash equivalents totaled $44.3 million.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

Our primary investing activities are originating loans and purchasing securities. During the years ended December 31, 2018 and December 31, 2017, we had $669.7 million and $792.8 million of loan originations, respectively. We also underwrote and participated in $109.1 million and $137.5 million of loans originated by third parties in 2018 and 2017, respectively. During the year ended December 31, 2018, we purchased $43.7 million of securities and there were no proceeds from the sale of securities. During the year ended December 31, 2017, those amounts were $181.5 million and $213.1 million, respectively.

Financing activities consist primarily of activity in deposit accounts and borrowings. We experienced net increases in deposits of $97.7 million and $231.2 million for the years ended December 31, 2018 and 2017, respectively. Included in the net deposit increases are a $61.9 million increase in brokered deposits for the year ended December 31, 2018 compared to a $164.2 million increase for the year ended December 31, 2017. At December 31, 2018, brokered deposits totaled $404.4 million compared to $342.6 million at December 31, 2017. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors, and by other factors. We experienced a net increase in borrowings of $28.0 million for the year ended December 31, 2018, compared to a net decrease of $46.0 million for the year ended December 31, 2017.

At December 31, 2018, we had $49.4 million in loan commitments outstanding. In addition to commitments to originate loans, we had $336.0 million in unused lines of credit to borrowers and letters of credit and $102.4 million in undisbursed construction loans. Certificates of deposit due within one year of December 31, 2018 totaled $629.5 million or 29.5%, of total deposits. Excluding brokered deposits, certificates of deposit due within one year of December 31, 2018 totaled $306.5 million, or 14.3%, of total deposits. If these deposits do not remain with us, we may be required to seek other sources of funds, including loan and securities sales, brokered deposits, and Federal Home Loan Bank advances. While management believes that we have adequate liquidity to meet our commitments and to fund the Bank’s lending and investment activities, the availability of these funding sources are subject to broad economic conditions and could be restricted in the future. Such restrictions would impact our immediate liquidity and/or additional liquidity needs (see Item 1A for liquidity risk factor).

Blue Hills Bancorp is a separate legal entity from the Bank and must provide for its own liquidity. In addition to its operating expenses, Blue Hills Bancorp is responsible for paying dividends declared to its shareholders. Blue Hills Bancorp may continue to repurchase shares of its common stock in the future. Blue Hills Bancorp's primary sources of funds are the net proceeds it retained from the stock offering, interest and dividends on securities and dividends received from the Bank. The amount of dividends that the Bank may declare and pay to Blue Hills Bancorp in any calendar year, without prior regulatory approval, cannot exceed net income for that year to date plus retained net income (as defined) for the preceding two calendar years. Blue Hills Bancorp believes that such restriction will not have an impact on Blue Hills Bancorp's ability to meet its ongoing cash obligations. At December 31, 2018 and 2017, Blue Hills Bancorp had cash and cash equivalents of $14.1 million and $42.1 million, respectively, on an unconsolidated basis.

We are subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At December 31, 2018, we exceeded all regulatory capital requirements and are considered “well capitalized” under regulatory guidelines (see Note 10 of the Notes to Consolidated Financial Statements).

Off-Balance Sheet Arrangements and Contractual Obligations

Commitments. We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit, which involve elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract amount of these instruments reflects the extent of involvement we have in these particular classes of financial instruments. We use the same credit policies in making commitments as we do for on-balance sheet instruments. Our exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and unadvanced funds on lines-of-credit generally have fixed expiration dates and may expire without being drawn upon. Therefore, the total commitment amount does not necessarily represent future cash requirements. We evaluate each customer’s creditworthiness on a case-by-case basis. In addition, from time to time we enter into commitments to sell mortgage loans that we originate. For additional information, see Note 14 of the Notes to Consolidated Financial Statements.

Contractual Obligations. We are obligated to make future payments according to various contracts. The following table presents the expected future payments of the contractual obligations aggregated by obligation type at December 31, 2018.

	One year or less	More than one year to three years	More than three years to five years	More than five years	Total
	(In thousands)
Federal Home Loan Bank of Boston advances	$188,000	$45,000	$—	$—	$233,000
Certificates of deposit	629,542	226,840	31,144	—	887,526
Operating leases	2,535	4,752	4,524	7,813	19,624
Music venue naming rights	42	—	—	—	42
Total contractual obligations	$820,119	$276,592	$35,668	$7,813	$1,140,192

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Blue Hills Bancorp, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Blue Hills Bancorp, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of net income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
We have served as the Company's auditor since 2001.

/s/ Wolf & Company, P.C.

Boston, Massachusetts
March 8, 2019

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2018	2017
(In thousands, except share data)
Assets
Cash and due from banks	$15,170	$16,149
Short-term investments	29,135	30,018
Total cash and cash equivalents	44,305	46,167
Equity securities, at fair value	5,082	—
Securities available for sale, at fair value	—	9,720
Securities held to maturity, at amortized cost	307,763	303,716
Federal Home Loan Bank stock, at cost	13,565	12,105
Loans held for sale	4,368	8,992
Loans, net of allowance for loan losses of $19,335 in 2018 and $20,877 in 2017	2,316,174	2,186,147
Premises and equipment, net	19,512	21,573
Other real estate owned	3,649	—
Accrued interest receivable	7,187	6,438
Goodwill	9,160	9,160
Core deposit intangible	95	557
Net deferred tax asset	7,119	6,000
Bank-owned life insurance	34,179	33,078
Other assets	33,417	24,867
	$2,805,575	$2,668,520
Liabilities and Stockholders' Equity
Deposits:
Non-interest bearing	$231,566	$219,984
Interest bearing	1,905,991	1,819,885
Total deposits	2,137,557	2,039,869
Short-term borrowings	153,000	100,000
Long-term debt	80,000	105,000
Accrued expenses and other liabilities	30,897	25,845
Total liabilities	2,401,454	2,270,714
Commitments and contingencies (Notes 1, 4 and 14)
Stockholders' Equity:
Preferred stock, zero par value, (50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized, 26,920,613 and 26,827,660 issued and outstanding at December 31, 2018 and 2017, respectively.	269	268
Additional paid-in capital	261,063	254,750
Unearned compensation- ESOP	(18,978)	(19,737)
Retained earnings	164,364	163,978
Accumulated other comprehensive loss	(2,597)	(1,453)
Total stockholders' equity	404,121	397,806
	$2,805,575	$2,668,520

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Net Income
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest and dividend income:
Interest and fees on loans	$94,654	$76,701	$58,953
Interest on securities	7,609	7,110	8,895
Dividends	803	733	1,596
Other	357	231	94
Total interest and dividend income	103,423	84,775	69,538
Interest expense:
Interest on deposits	23,230	15,215	10,488
Interest on borrowings	3,437	2,523	2,088
Total interest expense	26,667	17,738	12,576
Net interest and dividend income	76,756	67,037	56,962
Provision (credit) for loan losses	(1,118)	2,098	4,885
Net interest and dividend income, after provision (credit) for loan losses	77,874	64,939	52,077
Noninterest income:
Deposit account fees	1,722	1,418	1,327
Interchange and ATM fees	1,770	1,609	1,546
Mortgage banking	3,453	3,657	2,473
Loss on sale of purchased home equity portfolio	—	(118)	—
Loan level derivative fee income	1,622	2,792	2,371
Unrealized gains on equity securities	134	—	—
Gains (losses) on sales and calls of securities, net	—	(94)	1,280
Gain on exchange of investment in Northeast Retirement Services	653	5,947	—
Bank-owned life insurance income	1,101	1,063	1,048
Bank-owned life insurance death benefit gains	—	—	506
Gain on sale of premises and equipment	271	—	—
Miscellaneous	2,903	808	1,576
Total noninterest income	13,629	17,082	12,127
Noninterest expense:
Salaries and employee benefits	33,873	31,278	28,853
Occupancy and equipment	8,251	8,393	7,370
Data processing	4,183	4,149	3,460
Professional fees	1,559	2,275	2,638
Advertising	1,617	1,922	2,423
FDIC deposit insurance	914	881	1,125
Directors’ fees	1,527	1,566	1,458
Amortization of core deposit intangible	462	843	1,225
Merger expenses	2,976	—	—
Other general and administrative	2,734	2,999	3,194
Total noninterest expense	58,096	54,306	51,746
Income before income taxes	33,407	27,715	12,458
Provision for income taxes	8,851	11,226	3,805
Net income	$24,556	$16,489	$8,653
Earnings per common share:
Basic	$1.01	$0.69	$0.35
Diluted	$0.98	$0.67	$0.35
Weighted average shares outstanding:
Basic	24,264,204	23,985,822	24,420,405
Diluted	25,093,479	24,482,414	24,540,929
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Net income	$24,556	$16,489	$8,653
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized holding gains	—	3,276	3,849
Reclassification adjustment for net (gains) losses realized in net income (1)	—	94	(1,235)
Net unrealized gains	—	3,370	2,614
Tax effect	—	(1,147)	(938)
Net-of-tax amount	—	2,223	1,676
Securities held to maturity:
Reclassification adjustment for amortization of amounts previously recorded upon transfer from available for sale (2)	(86)	(87)	(234)
Tax effect	22	48	83
Net-of-tax amount	(64)	(39)	(151)
Defined benefit pension plan:
Gains (losses) arising during the period	(1,152)	491	(895)
Reclassification adjustment for losses recognized in net periodic benefit cost (3)	266	297	271
Net gains (losses)	(886)	788	(624)
Tax effect	258	(356)	218
Net-of-tax amount	(628)	432	(406)
Other comprehensive income (loss)	(692)	2,616	1,119
Comprehensive income	$23,864	$19,105	$9,772
_______________________

(1)
Amounts are included in gains on sales and calls of securities, net in noninterest income in the consolidated statements of net income. Income tax expense (benefit) associated with the reclassification adjustment for the years ended December 31, 2017 and 2016 was approximately $(32,000) and $431,000, respectively.

(2)
Amounts are included in interest income on securities in the consolidated statements of net income. Income tax expense associated with the amortization amount for the years ended December 31, 2018, 2017 and 2016 was $22,000, $48,000, and $83,000, respectively.

(3)
Amounts are included in other general and administrative, in noninterest expense in the consolidated statements of net income. The income tax benefit associated with the reclassification adjustment for the years ended December 31, 2018, 2017 and 2016 was $75,000, $121,000 and $97,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Years Ended December 31, 2018, 2017 and 2016

	Common Stock		Additional paid-in capital	Unearned Compensation- ESOP	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
(In thousands, except share data)
Balance at December 31, 2015	28,492,732	$285	$269,069	$(21,255)	$155,918	$(5,188)	$398,829
Comprehensive income	—	—	—	—	8,653	1,119	9,772
ESOP shares committed to be released	—	—	371	759	—	—	1,130
Common stock dividends declared ($0.11 per share)	—	—	—	—	(2,675)	—	(2,675)
Repurchase of common stock	(1,708,340)	(17)	(24,415)	—	—	—	(24,432)
Restricted stock awards granted	31,450	—	—	—	—	—	—
Restricted stock awards forfeited	(11,800)	—	—	—	—	—	—
Stock based compensation expenses	—	—	4,868	—	—	—	4,868
Share redemption for tax withholdings for restricted stock vesting	(46,969)	—	(730)	—	—	—	(730)
Proceeds from exercise of options	2,880	—	40	—	—	—	40
Tax benefit from deferred and stock based compensation	—	—	105	—	—	—	105
Balance at December 31, 2016	26,759,953	268	249,308	(20,496)	161,896	(4,069)	386,907

Cumulative effect of change in accounting principle	—	—	27	—	(27)	—	—
Comprehensive income	—	—	—	—	16,489	2,616	19,105
ESOP shares committed to be released	—	—	672	759	—	—	1,431
Common stock dividends declared ($0.60 per share)	—	—	—	—	(14,380)	—	(14,380)
Restricted stock awards granted	184,695	1	—	—	—	—	1
Restricted stock awards forfeited	(85,317)	(1)	—	—	—	—	(1)
Stock based compensation expenses	—	—	5,483	—	—	—	5,483
Share redemption for tax withholdings for restricted stock vesting	(49,141)	—	(983)	—	—	—	(983)
Proceeds from exercise of options	17,470	—	243	—	—	—	243
Balance at December 31, 2017	26,827,660	268	254,750	(19,737)	163,978	(1,453)	397,806

Cumulative effect of change in accounting principle ASU 2016-01 (Note 1)	—	—	—	—	173	(173)	—
Adoption of ASU 2018-02 (Note 1)	—	—	—	—	279	(279)	—
Comprehensive income (loss)	—	—	—	—	24,556	(692)	23,864
ESOP shares committed to be released	—	—	890	759	—	—	1,649
Common stock dividends declared ($1.00 per share)	—	—	—	—	(24,622)	—	(24,622)
Restricted stock awards granted	59,300	1	—	—	—	—	1
Restricted stock awards forfeited	(24,890)	—	—	—	—	—	—
Stock based compensation expenses	—	—	6,856	—	—	—	6,856
Share redemption for tax withholdings for restricted stock vesting	(58,610)	(1)	(1,359)	—	—	—	(1,360)
Share redemption for tax withholdings for exercise of options	(36,869)	—	(814)	—	—	—	(814)
Proceeds from exercise of options, net	154,022	1	740	—	—	—	741
Balance at December 31, 2018	26,920,613	$269	$261,063	$(18,978)	$164,364	$(2,597)	$404,121
The accompanying notes are an integral part of these consolidated financial statements.

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$24,556	$16,489	$8,653
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (credit) for loan losses	(1,118)	2,098	4,885
Net amortization of securities	740	1,650	2,924
Losses (gains) on sales and calls of securities, net	—	94	(1,280)
Unrealized gains on equity securities, net	(134)	—	—
Net change in loans held for sale	4,624	(6,231)	(1,106)
Losses (gains) on sales of residential portfolio loans, net	41	(54)	(319)
Loss on sale of purchased home equity portfolio	—	118	—
Loss on sale of foreclosed property	—	7	—
Net amortization of deferred loan origination costs and discounts	(520)	11	(374)
Depreciation and amortization of premises and equipment	2,040	2,120	2,011
Amortization of core deposit intangible	462	843	1,225
Bank-owned life insurance income, including death benefit gains	(1,101)	(1,063)	(1,554)
ESOP expense	1,649	1,431	1,130
Deferred income tax provision (benefit)	(839)	2,691	(118)
Stock based compensation expense	6,856	5,483	4,868
Excess tax benefit from deferred and stock based compensation	—	—	105
Gain on exchange of investment in Northeast Retirement Services	(653)	(5,947)	—
Gain on sale of premises and equipment	(271)	—	—
Net change in:
Accrued interest receivable	(749)	(381)	(713)
Other assets	(8,858)	(2,545)	(3,477)
Accrued expenses and other liabilities	4,819	2,882	809
Net cash provided by operating activities	31,544	19,696	17,669
Cash flows from investing activities:
Activity in securities available for sale:
Purchases	—	(13,951)	(76,512)
Sales	—	213,084	97,824
Maturities/calls	—	—	4,133
Principal paydowns	—	5,049	3,497
Activity in securities held to maturity:
Purchases	(43,699)	(167,591)	(59,939)
Maturities/calls	—	30,000	22,835
Principal paydowns	38,826	33,595	34,866
Proceeds from sale of equity securities	4,772	—	—
Loan originations and purchases, net of paydowns	(139,286)	(339,412)	(403,729)
Proceeds from residential portfolio loan sales	7,207	51,661	21,163
Proceeds from sale of purchased home equity portfolio	—	12,100	—
Proceeds from sale of foreclosed property	—	195	—
Net disposals (purchases) of premises and equipment	292	(1,659)	(4,030)
Purchases of FHLBB stock	(15,457)	(9,353)	(5,487)
Redemption of FHLBB stock	13,997	10,600	5,702
Proceeds from exchange of investment in Northeast Retirement Services	308	1,595	—
Proceeds from bank-owned life insurance death benefits	—	—	1,165
Net cash used in investing activities	(133,040)	(174,087)	(358,512)
The accompanying notes are an integral part of these consolidated financial statements.

(continued)

Blue Hills Bancorp, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2018, 2017 and 2016

(concluded)

	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net change in deposits, excluding brokered	35,815	189,495	252,295
Net change in brokered deposits	61,873	41,687	122,543
Net change in short-term borrowings	53,000	(46,000)	(59,000)
Repayments of long-term debt	(35,000)	(45,000)	(20,000)
Proceeds from long-term debt	10,000	45,000	70,000
Repurchase of common stock	—	—	(24,432)
Share redemption for tax withholdings for restricted stock vesting	(1,359)	(983)	(730)
Share redemption for tax withholdings for stock options	(814)	—	—
Proceeds from exercise of stock options	741	243	40
Common stock dividends paid	(24,622)	(14,380)	(2,675)
Net cash provided by financing activities	99,634	170,062	338,041
Net change in cash and cash equivalents	(1,862)	15,671	(2,802)
Cash and cash equivalents at beginning of year	46,167	30,496	33,298
Cash and cash equivalents at end of year	$44,305	$46,167	$30,496
Supplementary information:
Interest paid	$25,918	$17,358	$12,378
Income taxes paid, net of refunds	9,576	7,674	4,390
Other real estate owned acquired in settlement of loans	3,649	—	—
Common stock dividends declared	24,622	14,380	2,675
The accompanying notes are an integral part of these consolidated financial statements.

BLUE HILLS BANCORP, INC. AND SUBISDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND CONSOLIDATION

Basis of presentation
The accompanying consolidated financial statements include the accounts of Blue Hills Bancorp, Inc. (the “Company”), a Maryland corporation, and its wholly-owned subsidiaries, Blue Hills Funding Corporation and Blue Hills Bank ("the Bank"), the principal operating entity. The Bank's wholly-owned subsidiaries include B.H. Security Corporation, HP Security Corporation, and 1196 Corporation, which are Massachusetts security corporations, and Nantucket Property Acquisition Company LLC, the Bank's subsidiary that holds other real estate owned. All significant intercompany balances and transactions have been eliminated in consolidation.

Merger
On September 20, 2018, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Independent Bank Corp., a Massachusetts corporation ("Independent"), and Rockland Trust Company, a Massachusetts-chartered trust company and wholly owned subsidiary of Independent ("Rockland Trust"). Pursuant to the Merger Agreement, the Company will merge with and into Independent (the "Merger"), with Independent being the surviving corporation. Upon completion of the Merger, each outstanding share of Company common stock will convert into the right to receive 0.2308 shares of Independent common stock and $5.25 in cash (the "Merger Consideration"). Each outstanding option to acquire a share of Company common stock, whether or not vested, will be converted into the right to receive cash in an amount equal to the amount by which $26.25 exceeds the exercise price of the option. In addition, each award of Company restricted stock, whether or not vested, that is outstanding immediately prior to the effective time of the Merger will fully vest and be canceled and converted into the right to receive the Merger Consideration. Following the merger of the Company with and into Independent, Blue Hills Bank will merge with Rockland Trust, with Rockland Trust being the surviving institution. Shareholders of the Company and Independent have approved the pending Merger. Completion of the Merger is subject to customary closing conditions, including receipt of regulatory approvals. The Merger is expected to close early in the second quarter of 2019.

Business
The Company provides a variety of financial services to individuals and businesses online and through its branches and loan offices in Boston, Concord, Dedham, Dorchester, Franklin, Hingham, Hyde Park, Lowell, Marblehead, Milton, Nantucket, Norwood, Plymouth, Watertown, West Roxbury, Westwood, and Winchester, Massachusetts. Its primary deposit products are checking, savings, money market and term certificate accounts and its primary lending products are residential mortgage loans, home equity loans, commercial real estate loans, commercial business loans and consumer loans.

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

Restrictions on cash and due from banks
The Company may be required to maintain average balances on hand or with the Federal Reserve Bank (the “FRB”). At December 31, 2018 and December 31, 2017 there was no reserve requirement.

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

Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as “held-to-maturity” and recorded at amortized cost. Securities not classified as held-to-maturity, are classified as “available-for-sale” and recorded at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income. Effective January 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2016-01, Financial Instruments – Overall, (Subtopic 825-10). The amendments in this Update address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Targeted improvements to generally accepted accounting principles include the requirement for equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income and the elimination of the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. The Update also requires Companies to utilize an "exit price" fair value methodology when measuring the fair value of financial instruments. The cumulative effect of applying the provisions of this Update resulted in an increase to retained earnings and a corresponding increase to accumulated other comprehensive loss in the amount of $173,000.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

At least quarterly, and more frequently when warranted by economic or market conditions, management evaluates all securities available for sale or held to maturity with a decline in fair value below the amortized cost of the investment to determine whether or not the impairment is deemed to be other-than-temporary ("OTTI"). OTTI is required to be recognized if: (1) the Company intends to sell the security; (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis; or (3) for debt securities, the present value of expected cash flows is not sufficient to recover the entire amortized cost basis. For all impaired debt securities that the Company intends to sell, or more likely than not will be required to sell, the full amount of the depreciation is recognized as OTTI through earnings. Credit-related OTTI for all other impaired debt securities is recognized through earnings. Non-credit related OTTI for such debt securities is recognized in other comprehensive income, net of applicable taxes. Prior to January 1, 2018, marketable equity securities and securities available for sale were evaluated for OTTI based on the severity and duration of the impairment and, if deemed to be other than temporary, the declines in fair value are reflected in earnings as realized losses.

Federal Home Loan Bank stock
The Company, as a member of the Federal Home Loan Bank of Boston (the "FHLBB") system, is required to maintain an investment in capital stock of the FHLBB. Based on the redemption provisions of the FHLBB, the stock has no quoted market value and is carried at cost. At its discretion, the FHLBB may declare dividends on the stock. The Company reviews its investment for impairment based on the ultimate recoverability of the cost basis in the FHLBB stock. As of December 31, 2018, and 2017, no impairment has been recognized.

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

Goodwill and identifiable intangible assets
Goodwill is the price paid in excess of the fair value of net assets acquired and is not amortized. Goodwill at December 31, 2018 and 2017 relates to the acquisition of Nantucket Bank. Goodwill is evaluated for impairment at least annually, or more often if warranted, using a combined qualitative and quantitative impairment approach. Effective January 1, 2017, the Company adopted Financial Accounting Standards Board ("FASB") ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.  The amendments in this Update simplify the goodwill impairment model by eliminating the second step of the model. The resulting impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount exceeds the reporting unit’s fair value, an impairment charge would be recognized for the difference, but should not exceed the carrying amount of goodwill allocated to that reporting unit. The Company still has the option to perform the qualitative assessment to determine if the quantitative impairment test is necessary.

Identifiable intangible assets subject to amortization consist of the $6.0 million core deposit intangible acquired in the acquisition of Nantucket Bank, which has an estimated life of approximately 5.5 years, net of accumulated amortization of $5.9 million and $5.5 million, respectively at December 31, 2018 and 2017. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The core deposit intangible is being amortized using the sum of the years' digits method over its estimated life and is estimated to be fully amortized by December 31, 2019.

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

Non-marketable investments
The aggregate carrying amount of all cost and equity method investments included in other assets at December 31, 2018 and 2017 is $15.3 million and $11.3 million, respectively. The fair values of these investments are not readily available and are not evaluated for impairment unless there are identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investments. At December 31, 2018 and 2017, the Company was contractually committed under these non-marketable investments to make additional capital contributions of $12.6 million and $9.4 million, respectively.

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

Forward loan sale commitments
To protect against the price risk inherent in derivative loan commitments, the Company utilizes both mandatory delivery and best efforts forward loan sale commitments to mitigate the risk of potential decreases in the values of loans that would result from the exercise of the derivative loan commitments. Forward loan sale commitments are recognized at fair value on the consolidated balance sheet in other assets or other liabilities with changes in their fair values recorded in mortgage banking income.  The Company estimates the fair value of its forward loan sale commitments based on changes in the fair value of underlying mortgage loans.

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

During the normal course of business, the Company may transfer a portion of a financial asset, for example, a participation loan. In order to be eligible for sales treatment, the transferred portion of the loan must meet the criteria of a participating interest. If it does not meet the criteria of a participating interest, the transfer must be accounted for as a secured borrowing. In order to meet the criteria for a participating interest, all cash flows from the loan must be divided proportionately, the rights of each loan holder must have the same priority, the loan holders must have no recourse to the transferor other than standard representations and warranties and no loan holder has the right to pledge or exchange the entire loan.

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

Earnings per common share
Basic earnings per share represents net income available to common stockholders divided by the weighted-average number of common shares outstanding during the period. Unallocated ESOP shares are not deemed outstanding for earnings per share calculations. Dividend rights on unvested restricted stock awards are forfeitable; therefore unvested restricted stock awards are not considered outstanding in the computation of basic earnings per share. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and unvested restricted stock awards and are determined using the treasury stock method.

Advertising costs
Advertising costs are expensed as incurred.

Stock based compensation plans
The Company measures and recognizes compensation cost relating to stock based payment transactions based on the grant-date fair value of the equity instruments issued. Share-based compensation is recognized over the period the employee is required to provide services for the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of stock options granted. For an award with a performance and/or service condition that affects vesting, the performance and/or service condition is not considered in determining the award’s fair value on the grant date. Effective January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting which amends the scope of modification accounting for share-based payment arrangements. The Update provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. Specifically, an entity does not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Update was applied prospectively to awards modified on or after the effective date. The impact to the consolidated financial statements upon adopting was not material.

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

A tax position that meets the more likely than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more likely than not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment. There was no reserve for uncertain tax positions as of December 31, 2018 or 2017. The Company records interest and penalties as part of income tax expense. Effective January 1, 2018, the Company adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. The amendments in this Update require an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The impact to the consolidated financial statements upon adopting was not material.

Comprehensive income/loss
Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income/loss. Effective January 1, 2018, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. The effect of applying the provisions of this Update resulted in an increase to retained earnings and a corresponding increase in accumulated other comprehensive loss in the amount of $279,000.

Reclassification
Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

NOTE 2 – RECENT ACCOUNTING STANDARDS UPDATES

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

In August 2018, the FASB issued ASU 2018-14, "Compensation-Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20): Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance modifies disclosure requirements for defined benefit plans. This guidance is effective for fiscal years ending after December 15, 2020, and early adoption is permitted. The Company is evaluating the provisions of this Update and the impact to the consolidated financial statements upon adoption is not expected to be material.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The Update is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this Update. The Company is evaluating the provisions of this Update and the impact to the consolidated financial statements upon adoption is not expected to be material.

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

In June 2018 the FASB issued ASU 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The Updates expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The Update is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not anticipate the adoption of ASU 2018-07 will have any impact on its consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this Update is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. This Update is effective for public business entities for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period permitted. The Update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption. While the Company continues to assess all potential impacts of the standard, the Company currently expects the adoption to have an immaterial impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Update is intended to improve financial reporting about leasing transactions and the key provision impacting the Company is the requirement for a lessee to record a right-to-use asset and a liability representing the obligation to make lease payments for long-term operating leases. Additionally, the Update includes additional quantitative and qualitative disclosures required by lessees and lessors to help users better understand the amount, timing, and uncertainty of cash flows arising from leases. In December 2018, the FASB issued ASU 2018-20, “Leases (Topic 842): Narrow-Scope Improvements for Lessors”; which is expected to reduce a lessor’s implementation and ongoing costs associated with applying the Update, which is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach includes a number of optional practical expedients that entities may elect to apply as well as transition guidance specific to nonstandard leasing transactions. The Company's assets and liabilities are projected to increase based on the present value of remaining lease payments for leases in place at January 1, 2019 by $16.5 million and $17.2 million, respectively.

In June, 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which removes certain thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove previously established recognition thresholds based on probability, and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the net amount that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and will require that credit losses be recorded through an allowance for credit losses. Additionally, this Update may reduce the carrying value of the Company's held-to-maturity investment securities as it will require an allowance on the expected losses over the life of these securities to be recorded upon adoption. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. The Updates are effective for public business entities for fiscal years beginning after December 15, 2019 and for interim periods within those fiscal years. Any increase in our allowance for loan losses or expenses may have a material adverse effect on our financial condition and results of operations. The Company is actively researching the provisions of the Update. Management has established a steering committee which has identified the methodologies and the additional data requirements necessary to implement the Update and has engaged a third-party software service provider to assist in the Company's implementation.

NOTE 3 - SECURITIES
The amortized cost and estimated fair value of securities available for sale and held to maturity, with gross unrealized gains and losses, follow:

	December 31, 2018
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
U.S. Treasury	$4,990	$1	$—	$4,991
Government-sponsored enterprises	30,693	—	(971)	29,722
Government-sponsored mortgage-backed and collateralized mortgage obligations	243,873	115	(6,035)	237,953
SBA asset-backed securities	28,207	28	(839)	27,396
Total securities held to maturity	$307,763	$144	$(7,845)	$300,062

	December 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	$9,437	$755	$(472)	$9,720

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$30,673	$—	$(894)	$29,779
Government-sponsored mortgage-backed and collateralized mortgage obligations	244,668	30	(3,437)	241,261
SBA asset-backed securities	28,375	28	(329)	28,074
Total securities held to maturity	$303,716	$58	$(4,660)	$299,114

During the third quarter of 2015, approximately $196.3 million of securities available for sale, with net unrealized gains of $666,000, were reclassified to held-to-maturity designation. Held-to-maturity investments are investments that management has the positive intent and ability to hold to maturity. If a security is reclassified from available-for-sale to held-to-maturity, the fair value at the time of transfer becomes the security's new cost basis. The unrealized holding gain at the transfer date continues to be reported in accumulated other comprehensive income and is amortized over the security's remaining life as an adjustment of yield in a manner similar to a premium or discount. At December 31, 2018 and 2017, there were $164,000 and $250,000, respectively, of net holding gains remaining in accumulated other comprehensive loss.

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2018 follow. Expected maturities will differ from contractual maturities because the issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Based on expected maturities, the mortgage and asset-backed securities and collateralized mortgage obligations, included below, have a 4.1 year weighted average duration.

	Held to Maturity
	Amortized Cost	Fair Value
	(In thousands)
Within 1 year	$6,189	$6,181
After 1 year through 5 years	25,494	24,756
After 5 years through 10 years	4,000	3,776
	35,683	34,713
Mortgage- and asset-backed securities and collateralized mortgage obligations amortizing monthly	272,080	265,349
Total debt securities	$307,763	$300,062

At December 31, 2018 and 2017, government-sponsored enterprise obligations with an amortized cost of $28.3 million and $30.7 million, respectively, and a fair value of $27.6 million and $30.3 million, respectively, were pledged to secure borrowings. See Note 8.

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

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2018
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$—	$—	$(971)	$29,722
Government-sponsored mortgage-backed and collateralized mortgage obligations	(344)	24,883	(5,691)	191,766
SBA asset-backed securities	(105)	6,071	(734)	18,338
Total temporarily impaired securities held to maturity	$(449)	$30,954	$(7,396)	$239,826

	December 31, 2017
	Less Than Twelve Months		More Than Twelve Months
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
	(In thousands)
Securities Available for Sale:
Marketable equity securities	(449)	4,310	(23)	443

Securities Held to Maturity:
Debt securities:
Government-sponsored enterprises	$(109)	$8,521	$(785)	$21,258
Government-sponsored mortgage-backed and collateralized mortgage obligations	(1,563)	119,782	(1,874)	111,712
SBA asset-backed securities	(34)	9,897	(295)	11,423
Total temporarily impaired securities held to maturity	$(1,706)	$138,200	$(2,954)	$144,393

At December 31, 2018, several debt securities have unrealized losses with aggregate depreciation of less than 3% from the Company’s amortized cost basis. The unrealized losses were primarily caused by interest rate fluctuations. It is expected that none of these securities would be settled at a price less than the par value of the investment. Because the decline in market value is attributable to changes in interest rates and not to credit quality, and because the Company does not intend to sell the securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2018.

For the year ended December 31, 2018, proceeds from sales of equity securities amounted to $4.8 million. Unrealized losses recognized during the year ended December 31, 2018 on equity securities still held at December 31, 2018 amounted to $327,000.

For the years ended December 31, 2017 and 2016, proceeds from sales of securities available for sale amounted to $213.1 million and $97.8 million, respectively. Gross realized gains amounted to $2.2 million and $2.3 million, respectively, and gross realized losses amounted to $2.3 million and $981,000, respectively.

NOTE 4 - LOANS AND THE ALLOWANCE FOR LOAN LOSSES

A summary of the balances of loans follows:

	December 31,
	2018	2017
	(In thousands)
Real estate:
1-4 family residential	$1,020,321	$922,627
Home equity	66,945	80,662
Commercial real estate	866,478	834,264
Construction	74,976	91,050
	2,028,720	1,928,603
Commercial business	287,864	253,509
Consumer	15,454	21,698
Total loans	2,332,038	2,203,810
Allowance for loan losses	(19,335)	(20,877)
Discount and fair value adjustments on purchased loans	(1,107)	(1,477)
Deferred loan costs and fees, net	4,578	4,691
Loans, net	$2,316,174	$2,186,147

The Company has sold residential mortgage loans in the secondary mortgage market, some of which are sold with limited recourse. The Company has retained the servicing responsibility on a portion of the loans sold and receives fees for the services provided. The unpaid principal balances of mortgage loans serviced for others were $317.0 million and $245.1 million at December 31, 2018 and 2017, respectively. The maximum contingent liability associated with loans sold with recourse is $11.8 million at December 31, 2018. Neither mortgage loans serviced for others nor the contingent liability associated with sold loans is recorded on the consolidated balance sheets. There have been no contingency losses recognized on these loans to date.

The Company has transferred a portion of its originated commercial real estate, commercial business and construction loans to participating lenders. The amounts transferred have been accounted for as sales and are therefore not included on the consolidated balance sheets. The Company and participating lenders share ratably in cash flows and any gains or losses that may result from a borrower’s lack of compliance with contractual terms of the loan. The Company continues to service the loans on behalf of the participating lenders and, as such, collects cash payments from the borrowers, remits payments (net of servicing fees) to participating lenders and disburses required escrow funds to relevant parties. At December 31, 2018 and 2017, the Company was servicing loans for participants aggregating $93.5 million and $88.8 million, respectively.

At December 31, 2018 and 2017, 1-4 family residential loans in the amount of $900.8 million and $816.9 million, respectively, and commercial real estate loans in the amount of $240.3 million and $266.3 million, respectively, were pledged to secure borrowings. See Note 8.

Activity in the allowance for loan losses for the years ended December 31, 2018, 2017 and 2016 follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
2018
Beginning balance	$5,076	$699	$9,584	$1,708	$3,473	$337	$—	$20,877
Provision (credit) for loan losses	356	(157)	(835)	(634)	173	(21)	—	(1,118)
Loans charged-off	—	—	(194)	—	(178)	(91)	—	(463)
Recoveries	—	—	—	—	31	8	—	39
Ending balance	$5,432	$542	$8,555	$1,074	$3,499	$233	$—	$19,335

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
2017
Beginning balance	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750
Provision (credit) for loan losses	83	162	1,283	355	193	22	—	2,098
Loans charged-off	(52)	—	(73)	—	—	(134)	—	(259)
Recoveries	199	—	—	—	74	15	—	288
Ending balance	$5,076	$699	$9,584	$1,708	$3,473	$337	$—	$20,877

2016
Beginning balance	$3,916	$636	$7,147	$1,364	$2,839	$772	$428	$17,102
Provision (credit) for loan losses	830	(99)	1,447	(11)	3,428	(282)	(428)	4,885
Loans charged-off	—	—	(321)	—	(3,098)	(56)	—	(3,475)
Recoveries	100	—	101	—	37	—	—	238
Ending balance	$4,846	$537	$8,374	$1,353	$3,206	$434	$—	$18,750

Additional information pertaining to the allocation of the allowance for loan losses to loan segments at December 31, 2018 and 2017, follows:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Unallocated	Total
	(In thousands)
December 31, 2018
Allowance related to impaired loans	$44	$—	$—	$—	$—	$—	$—	$44
Allowance related to non-impaired loans	5,388	542	8,555	1,074	3,499	233	—	19,291
Total allowance for loan losses	$5,432	$542	$8,555	$1,074	$3,499	$233	$—	$19,335

Impaired loans	$6,084	$1,429	$3,310	$—	$163	$82	$—	$11,068
Non-impaired loans	1,014,237	65,516	863,168	74,976	287,701	15,372	—	2,320,970
Total loans	$1,020,321	$66,945	$866,478	$74,976	$287,864	$15,454	$—	$2,332,038
December 31, 2017
Allowance related to impaired loans	$80	$—	$—	$—	$—	$1	$—	$81
Allowance related to non-impaired loans	4,996	699	9,584	1,708	3,473	336	—	20,796
Total allowance for loan losses	$5,076	$699	$9,584	$1,708	$3,473	$337	$—	$20,877

Impaired loans	$5,949	$1,387	$4,744	$—	$—	$202	$—	$12,282
Non-impaired loans	916,678	79,275	829,520	91,050	253,509	21,496	—	2,191,528
Total loans	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$—	$2,203,810

The following is a summary of past due and non-accrual loans, by loan segment, at December 31, 2018 and 2017:

	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More	Total Past Due	Loans on Non-accrual
	(In thousands)
December 31, 2018
Real estate:
1-4 family residential	$865	$597	$1,783	$3,245	$5,627
Home equity	—	—	1,216	1,216	1,429
Commercial real estate	—	—	—	—	3,310
Commercial business	—	—	163	163	163
Consumer	—	9	17	26	65
Total	$865	$606	$3,179	$4,650	$10,594

December 31, 2017
Real estate:
1-4 family residential	$381	$348	$2,184	$2,913	$5,190
Home equity	509	13	656	1,178	1,387
Commercial real estate	—	—	3,893	3,893	4,744
Consumer	107	7	92	206	202
Total	$997	$368	$6,825	$8,190	$11,523
There were no loans past due 90 days or more and still accruing at December 31, 2018 and 2017.

The following is a summary of information pertaining to impaired loans by loan segment at the dates indicated:

	Recorded Investment	Unpaid Principal Balance	Related Allowance
December 31, 2018	(In thousands)
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,543	$4,939	$—
Home equity	1,429	1,557	—
Commercial real estate	3,310	3,511	—
Commercial business	163	314	—
Consumer	82	100	—
Total	9,527	10,421	—

Impaired loans with a valuation allowance:
1-4 family residential	1,541	1,541	44
Total	1,541	1,541	44

Total impaired loans	$11,068	$11,962	$44

December 31, 2017
Impaired loans without a valuation allowance:
Real estate:
1-4 family residential	$4,501	$4,897	$—
Home equity	1,387	1,523	—
Commercial real estate	4,744	5,206	—
Commercial business	—	11	—
Consumer	191	243	—
Total	10,823	11,880	—

Impaired loans with a valuation allowance:
1-4 family residential	1,448	1,448	80
Consumer	11	11	1
Total	1,459	1,459	81

Total impaired loans	$12,282	$13,339	$81

The following tables set forth information regarding average balances and interest income recognized (the majority of which is on a cash basis) on impaired loans, by segment, for the years ended December 31, 2018, 2017 and 2016:

	Average Recorded Investment	Interest Income Recognized
2018	(In thousands)
Real estate:
1-4 family residential	$6,144	$285
Home equity	1,636	73
Commercial real estate	3,239	121
Commercial business	162	14
Consumer	114	5
Total	$11,295	$498

2017
Real estate:
1-4 family residential	$6,254	$281
Home equity	1,264	58
Commercial real estate	4,125	220
Commercial business	129	20
Consumer	241	9
Total	$12,013	$588

2016
Real estate:
1-4 family residential	$6,451	$449
Home equity	555	29
Commercial real estate	3,192	206
Commercial business	672	55
Consumer	160	12
Total	$11,030	$751

No additional funds are committed to be advanced in connection with impaired loans.

Troubled debt restructurings recorded during the years ended December 31, 2018 and 2017 are as follows:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(In thousands)
Year Ended December 31, 2018
Real estate:
1-4 family residential	4	$558	$566
Home equity	1	359	359
Commercial real estate	1	1,563	1,563
Total	6	$2,480	$2,488

Year Ended December 31, 2017
Real estate:
1-4 family residential	4	$973	$973
Total	4	$973	$973
There were no material troubled debt restructurings recorded during the year ended December 31, 2016. Loans modified during the years ended December 31, 2018 and 2017 were modified to capitalize past due interest for 1-4 family residential and home equity loans and extend interest for commercial real estate loans. There were no troubled debt restructurings that defaulted in the first twelve months after restructure during the years ended December 31, 2018 and 2017.

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

The following tables present the Company’s loans by risk rating at December 31, 2018 and 2017:

	1-4 Family Residential	Home Equity	Commercial Real Estate	Construction	Commercial Business	Consumer	Total Loans
	(In thousands)
December 31, 2018
Loans rated 1 - 6	$987	$320	$854,152	$74,976	$270,603	$3	$1,201,041
Loans rated 7	3,357	1,461	5,277	—	15,986	66	26,147
Loans rated 8	2,372	—	7,049	—	1,275	16	10,712
Loans rated 9	241	—	—	—	—	—	241
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	1,013,364	65,164	—	—	—	15,369	1,093,897
	$1,020,321	$66,945	$866,478	$74,976	$287,864	$15,454	$2,332,038
December 31, 2017
Loans rated 1 - 6	$1,022	$270	$821,815	$91,050	$252,765	$3	$1,166,925
Loans rated 7	2,848	1,523	4,660	—	744	121	9,896
Loans rated 8	2,566	—	7,789	—	—	—	10,355
Loans rated 9	250	—	—	—	—	—	250
Loans rated 10	—	—	—	—	—	—	—
Loans not rated	915,941	78,869	—	—	—	21,574	1,016,384
	$922,627	$80,662	$834,264	$91,050	$253,509	$21,698	$2,203,810

NOTE 5 - OTHER REAL ESTATE OWNED

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value, less cost to sell, at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations, changes in the valuation allowance and any direct writedowns are included in net expenses from foreclosed assets. At December 31, 2018, other real estate owned consists of one commercial real estate property that the Company foreclosed on during the year ended December 31, 2018. The balance was $3.6 million as of December 31, 2018. There was no balance as of December 31, 2017.

Noninterest expenses applicable to foreclosed assets were $101,000 and $14,000 during the years ended December 31, 2018 and 2017, respectively.

NOTE 6 - PREMISES AND EQUIPMENT
A summary of the cost and accumulated depreciation and amortization of premises and equipment follows:

	December 31,		Estimated Useful Lives
	2018	2017
	(In thousands)
Land	$4,087	$4,087
Buildings	10,413	11,043	5 to 40 years
Leasehold improvements	9,645	9,551	5 to 10 years
Furniture and fixtures	4,213	4,139	3 to 5 years
Technology equipment	7,128	6,579	1 to 3 years
Construction in progress	3	185
Premises and equipment, gross	35,489	35,584
Less accumulated depreciation and amortization	(15,977)	(14,011)
Premises and equipment, net	$19,512	$21,573
Depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 amounted to $2.0 million, $2.1 million and $2.0 million, respectively.

NOTE 7 - DEPOSITS

A summary of deposit balances, by type, is as follows:

	December 31,
	2018	2017
	(In thousands)
NOW and demand	$400,361	$381,316
Regular savings	198,871	221,004
Money market	569,433	646,603
Brokered money market	81,366	92,798
Total non-certificate accounts	1,250,031	1,341,721

Term certificates of $250,000 or more	184,102	134,649
Term certificates less than $250,000	380,353	313,733
Brokered certificates of deposit	323,071	249,766
Total certificate accounts	887,526	698,148
Total deposits	$2,137,557	$2,039,869

At December 31, 2018, the scheduled maturities of certificate accounts, including brokered certificates of deposits, are as follows:

	Amount	Weighted Average Rate
	(Dollars in thousands)
2019	629,542	1.95%
2020	141,955	2.07
2021	84,885	2.59
2022	27,686	2.12
2023	3,458	1.63
	$887,526	2.04%

NOTE 8 - BORROWINGS

Federal Home Loan Bank of Boston advances

FHLBB advances with an original maturity of less than one year amounted to $153.0 million and $100.0 million at December 31, 2018 and 2017, respectively, with a weighted average rate of 2.64% and 1.57%, respectively. The Company also had, at both December 31, 2018 and 2017, a $7.7 million line of credit with the FHLBB with an interest rate that adjusts daily. No advances were outstanding on this line at December 31, 2018 or 2017. All borrowings from the FHLBB are secured by a blanket security agreement on qualified collateral, principally residential and commercial mortgage loans, as well as certain U.S. government-sponsored enterprise securities. See Notes 3 and 4.

Long-term debt consists of the following FHLBB advances:

	December 31, 2018		December 31, 2017
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Fixed-rate advances maturing:
2018	$—	—%	$25,000	1.97%
2019	35,000	1.32	35,000	1.32
2020	35,000	1.70	35,000	1.70
2021	10,000	2.96	—	—
2022	—	—	10,000	0.42
	$80,000	1.69%	$105,000	1.51%

Other lines-of-credit

At December 31, 2018 and 2017, the Company had $35.0 million and $42.0 million, respectively, in available unsecured federal funds lines with correspondent banks, which could be drawn upon, as needed. There were no amounts outstanding at December 31, 2018 or 2017.

NOTE 9 - INCOME TAXES

Allocation of federal and state income taxes between current and deferred portions is as follows:

	Years Ended December 31,
	2018	2017	2016
		(In thousands)
Current tax provision:
Federal	$6,974	$6,984	$3,617
State	2,716	1,551	306
	9,690	8,535	3,923
Deferred tax provision (benefit):
Federal	(692)	1,792	344
State	(147)	77	47
Statutory rate change	—	2,500	(289)
Federal and State	(839)	4,369	102
Change in valuation reserve	—	(1,678)	(220)
Deferred income tax provision (benefit)	(839)	2,691	(118)
Provision for income taxes	$8,851	$11,226	$3,805

The reasons for the differences between the statutory federal income tax provision and the actual tax provision are summarized as follows:

	Years Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Statutory federal tax provision	$7,015	$9,700	$4,236
Increase (decrease) resulting from:
State taxes, net of federal tax benefit	2,030	1,058	233
Dividends received deduction	(3)	(26)	(41)
Tax-exempt bank-owned life insurance	(231)	(372)	(528)
Tax-exempt interest	(103)	(155)	(189)
Change in valuation reserve	—	(1,678)	(220)
Equity incentives	(398)	121	294
Amortization of low income housing partnership	325	166	219
Tax credits utilized	(405)	(188)	(286)
Executive compensation	545	—	—
Accrual adjustment	102	23	207
Statutory rate change	—	2,500	(289)
Other, net	(26)	77	169
Total provision for income taxes	$8,851	$11,226	$3,805
Effective tax rates	26.5%	40.5%	30.5%

The components of the net deferred tax asset are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Federal	$6,745	$6,742
State	3,665	3,416
Deferred tax assets, gross	10,410	10,158
Valuation reserve	(112)	(112)
Deferred tax assets, net	10,298	10,046
Deferred tax liabilities:
Federal	(2,168)	(3,050)
State	(1,011)	(996)
Deferred tax liabilities	(3,179)	(4,046)
Net deferred tax asset	$7,119	$6,000

The tax effects of each item that give rise to deferred tax assets (liabilities) are as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Depreciation and amortization	$62	$279
Employee benefit plans and share-based compensation plans	1,236	410
Allowance for loan losses	5,484	5,868
Contribution carryover	288	1,122
Net unrealized losses on defined benefit pension plan	1,016	757
Deferred rent expense	211	170
Acquisition costs	468	—
Valuation reserve	(112)	(112)
Deferred tax liabilities:
Deferred loan origination costs	(1,290)	(1,338)
Net unrealized gain on securities held as, or transferred from, available for sale	(153)	(166)
Gain on exchange of investment in Northeast Retirement Services	—	(959)
Other	(91)	(31)
Net deferred tax asset	$7,119	$6,000

A summary of the change in the net deferred tax asset is as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$6,000	$10,146	$10,665
Deferred tax (provision) benefit	839	(2,691)	118
Tax effect of changes in accumulated other comprehensive income/loss	280	(1,455)	(637)
Balance at end of year	$7,119	$6,000	$10,146

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) became law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. For businesses, the Act reduces the corporate tax rate from a maximum of 35% to 21%. The rate reduction was effective January 1, 2018. As a result of the reduction in the corporate tax rate, the Company revalued its net deferred tax asset as of December 31, 2017 and as a result, recognized additional income tax expense of $2.5 million in the Company’s consolidated statement of net income for the fourth quarter of 2017.

At both December 31, 2018 and 2017, management continued to maintain a valuation reserve in the amount of $112,000, primarily related to state deferred tax assets. During 2017, management determined that due to positive evidence supporting future state profitability, it is more likely than not a tax benefit could be realized for state deferred tax assets with the exception of a portion of the state charitable contribution carryforward. As a result, the Company reversed $1.7 million of valuation allowance with a corresponding benefit to the consolidated statement of net income.

At December 31, 2018, the Company allocated tax expense between the components of the consolidated statements of income as required by the intraperiod allocation rules.

The federal income tax reserve for loan losses at the Company’s base year amounted to $1.3 million. If any portion of the reserve is used for purposes other than to absorb loan losses, approximately 150% of the amount actually used (limited to the amount of the reserve) would be subject to taxation in the year in which used. As the Company intends to use the reserve to only absorb loan losses, a deferred income tax liability of $357,000 has not been provided.

The Company’s income tax returns are subject to review and examination by federal and state taxing authorities. The Company is currently open to audit under the applicable statutes of limitations by the Internal Revenue Service and state taxing authorities for the years ended December 31, 2015 through 2018.

Management periodically evaluates the sustainability of tax positions taken. Whenever management estimates the probability of sustaining a tax position is at least more likely than not, the tax position is deemed warranted and is recognized at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. Interest and penalties related to uncertain tax positions are recognized as income tax expense. In the years ended December 31, 2018, 2017 and 2016, $9,000, $13,000, and $22,000, respectively, of interest and penalties were paid.

NOTE 10 - EQUITY

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

Federal banking regulations include minimum capital ratios as displayed in the following table. Additionally, community banking institutions must maintain a capital conservation buffer of common equity Tier 1 capital in an amount greater than 2.5% of total risk-weighted assets to avoid being subject to limitations on capital distributions and discretionary bonuses. The capital conservation buffer is being phased in over three years, beginning on January 1, 2016, with an initial phase-in of 0.625%. Also, certain deductions from and adjustments to regulatory capital are being phased in over several years. The required minimum conservation buffer is 1.875% as of December 31, 2018 and will increase to 2.5% on January 1, 2019. Management believes that the Company’s capital levels will remain characterized as well-capitalized throughout the phase-in periods. Management believes that the Company will remain characterized as “well capitalized” throughout the phase-in periods.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Bank’s category. Management believes, as of December 31, 2018 and 2017, that the Company and the Bank meet all capital adequacy requirements to which they are subject. The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are also presented in the following table.

	Actual		Minimum Capital Requirement		Minimum To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Blue Hills Bancorp, Inc.:
December 31, 2018
Total capital (to risk weighted assets)	$417,198	18.2%	$183,559	8.0%	$229,449	10.0%
Tier 1 capital (to risk weighted assets)	397,863	17.3	137,669	6.0	183,559	8.0
Common equity Tier 1 (to risk weighted assets)	397,863	17.3	103,252	4.5	149,142	6.5
Tier 1 capital (to average assets)	397,863	14.4	110,640	4.0	138,301	5.0
December 31, 2017
Total capital (to risk weighted assets)	410,088	19.7	166,635	8.0	208,294	10.0
Tier 1 capital (to risk weighted assets)	389,211	18.7	124,977	6.0	166,635	8.0
Common equity Tier 1 (to risk weighted assets)	389,211	18.7	93,732	4.5	135,391	6.5
Tier 1 capital (to average assets)	389,211	14.9	104,278	4.0	130,348	5.0
Blue Hills Bank:
December 31, 2018
Total capital (to risk weighted assets)	363,890	15.9	183,401	8.0	229,251	10.0
Tier 1 capital (to risk weighted assets)	344,555	15.0	137,550	6.0	183,401	8.0
Common equity Tier 1 (to risk weighted assets)	344,555	15.0	103,163	4.5	149,013	6.5
Tier 1 capital (to average assets)	344,555	12.5	110,487	4.0	138,108	5.0
December 31, 2017
Total capital (to risk weighted assets)	341,175	16.4	166,391	8.0	207,988	10.0
Tier 1 capital (to risk weighted assets)	320,298	15.4	124,793	6.0	166,391	8.0
Common equity Tier 1 (to risk weighted assets)	320,298	15.4	93,595	4.5	135,192	6.5
Tier 1 capital (to average assets)	320,298	12.3	104,137	4.0	130,171	5.0

Preferred stock

The Company has authorized 50,000,000 shares, zero par value of Preferred Stock. As of December 31, 2018, there were no shares issued or outstanding.

Restrictions on dividends, loans and advances

Federal and state banking regulations place certain restrictions on dividends paid and loans or advances made by the Bank to the Company. The total amount of dividends which may be paid in any calendar year cannot exceed the Bank’s net income for the current year, plus the Bank’s net income retained for the two previous years, without regulatory approval. Loans or advances are limited to 10 percent of the Bank’s capital stock and surplus on a secured basis. At December 31, 2018, the Bank's retained earnings available for the payment of dividends was $47.1 million. Funds available for loans or advances by the Bank to the Company amounted to $33.8 million. In addition, as a result of regulatory capital requirements, $183.4 million of the Company's $351.3 million equity in the net assets of the Bank was restricted at December 31, 2018.

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

Liquidation account

At the time of conversion to a stock holding company, the Company substantially restricted retained earnings by establishing a liquidation account and the Bank established a parallel liquidation account. The liquidation accounts amounted to $40.0 million and $49.0 million at December 31, 2018 and 2017, respectively, and are maintained for the benefit of eligible deposit account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation accounts will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s interest in the liquidation accounts. In the event of a complete liquidation of the Bank, each account holder will be entitled to receive a distribution from the liquidation accounts as described in the Plan of Conversion. Neither the Company nor the Bank may declare or pay a cash dividend on its common stock if such dividend would cause its regulatory capital to be reduced below the amount required to maintain its respective liquidation account.

NOTE 11 - EMPLOYEE BENEFIT PLANS

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

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Change in plan assets:
Fair value of plan assets at beginning of year	$10,763	$9,811	$8,814
Actual return (loss) on plan assets	(609)	1,414	847
Employer contribution	—	1,110	470
Benefits paid	(457)	(178)	(320)
Settlement payments	—	(1,394)	—
Fair value of plan assets at end of year	9,697	10,763	9,811
Change in benefit obligation:
Benefit obligation at beginning of year	11,195	11,896	10,772
Interest cost	370	390	422
Actuarial loss	(284)	481	1,022
Benefits paid	(457)	(178)	(320)
Settlement payments	—	(1,394)	—
Benefit obligation at end of year	10,824	11,195	11,896
Funded status and accrued liability at end of year	$(1,127)	$(432)	$(2,085)

Accumulated benefit obligation at end of year	$10,824	$11,195	$11,896
At December 31, 2018 and 2017, the discount rate used to determine the benefit obligation was 4.03% and 3.43%, respectively.

The components of net periodic pension cost (benefit) are as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest cost	$370	$390	$422
Expected return on plan assets	(828)	(758)	(720)
Amortization of net actuarial loss	266	297	271
Settlement loss	—	317	—
Net periodic pension cost (benefit)	$(192)	$246	$(27)

The assumptions used to determine net periodic pension cost (benefit) are as follows:

	Years Ended December 31,
	2018	2017	2016
Discount rate	3.43%	3.86%	4.01%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

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

The fair value of major categories of the Company’s pension plan assets are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2018
Collective funds	$546	$—	$—	$546
Equity securities	1,061	—	—	1,061
Mutual funds	2,970	—	—	2,970
Total investments measured in the fair value hierarchy	4,577	—	—	4,577

Investments measured at net asset value (a)				5,120
				$9,697

December 31, 2017
Collective funds	$420	$—	$—	$420
Equity securities	2,413	—	—	2,413
Mutual funds	2,079	—	—	2,079
	$4,912	$—	$—	$4,912

Investments measured at net asset value (a)				5,851
				$10,763
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

Estimated future benefit payments, assuming employees retire at age 65 and take normal distribution payments, are as follows:

Amount
Year Ending December 31,	(In thousands)
2019	$608
2020	791
2021	1,036
2022	707
2023	695
2024-2028	3,266

The Company contributed $370,000 to the Plan in January 2019. No further contributions are anticipated during 2019.

401(k) Plan

The Company has a 401(k) Plan whereby each employee having completed at least three months of service beginning with their date of employment, automatically becomes an eligible participant in the 401(k) Plan. Employees may contribute a portion of their compensation subject to certain limits based on Federal tax laws. The Company provides a 4% matching contribution equal to 100% of an employee’s first 3% of deferral and 50% of the next 2% deferral. For the years ended December 31, 2018, 2017 and 2016 expenses related to the plan were $929,000, $670,000, and $784,000, respectively.

Short-term Incentive Compensation Plan

All employees meeting specified service requirements are eligible to participate in the discretionary Short-term Incentive Compensation Plan. The purpose of the plan is to motivate and reward employees for achieving strategic objectives through a goals program. The Company recorded expenses of $3.3 million, $2.9 million, and $2.5 million for achievement of the 2018, 2017 and 2016 goals, respectively.

Employee Stock Ownership Plan

The Company maintains the ESOP to provide eligible employees the opportunity to own Company stock. This plan is a tax-qualified retirement plan for the benefit of Company employees. The Company, through its wholly-owned subsidiary, Blue Hills Funding Corporation, granted a loan to the ESOP in July of 2014 for the purchase of 2,277,345 shares of the Company’s common stock at a price of $10.00 per share. Principal and interest is payable annually over 30 years at a rate per annum equal to the Prime Rate (5.50% at December 31, 2018). Loan payments are funded by cash contributions from the Company and dividends received on unallocated shares. The loan is secured by the shares purchased, which are held in a suspense account for allocation among participants as the loan is repaid. The balance of the ESOP loan at December 31, 2018 was $20.1 million. Contributions are allocated to eligible participants on the basis of compensation, subject to federal tax limits. The number of shares committed to be released per year is 75,912 through 2043. Shares held by the ESOP include the following:

	December 31,
	2018	2017

Allocated	291,617	219,860
Committed to be allocated	75,912	75,912
Unallocated	1,897,786	1,973,699
	2,265,315	2,269,471

The fair value of unallocated shares was $40.5 million and $39.7 million at December 31, 2018 and 2017, respectively.
Total compensation expense recognized in connection with the ESOP amounted to $1.6 million, $1.4 million, and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Supplemental Executive Retirement Agreement with William M. Parent.

On July 30, 2018, the Company entered into a Supplemental Executive Retirement Agreement (the “SERP”) with William M. Parent, President and Chief Executive Officer of the Bank, effective July 1, 2018, to provide additional retirement benefits to Mr. Parent who has contributed significantly to the success of the Bank and whose continued services are vital to the Bank’s continued growth and success. Under the terms of the SERP, Mr. Parent is entitled to the value of a vested account balance upon his separation from service (as defined in the SERP). The account will immediately become 100% vested upon Mr. Parent’s death prior to separation from service, his disability, or upon a separation from service with or following a change in control (as defined in the SERP). The Bank will credit the account balance with a one-time contribution of $3.0 million, and in addition will credit the account with interest, compounded monthly. The account balance is subject to a five-year vesting schedule, with 20% of the account balance vesting on each July 1st, beginning on July 1, 2018 through 2022. Upon a separation from service or death, the vested account balance will be paid in a lump sum payment to Mr. Parent or his beneficiary, as applicable. In the event Mr. Parent’s employment is terminated following a change in control, an amount equal to $3.0 million, plus interest, will be paid to him in a single payment. The total amount accrued under the SERP as of December 31, 2018 was $927,000.

NOTE 12 - STOCK BASED COMPENSATION

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

Stock Options

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions:

•	Volatility is based on peer group volatility because the Company does not have a sufficient trading history.

•	Expected life represents the period of time that the option is expected to be outstanding, taking into account the contractual term, and the vesting period.

•	Expected dividend yield is based on the Company's history and expectation of dividend payouts.

•	The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equivalent to the expected life of the option.

The Company made the following awards of options to purchase shares of common stock during the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Options granted	214,500	412,100	55,000
Vesting period (years)	5	5	5
Term (years)	10	10	10
Fair value calculation assumptions:
Expected volatility	25.40%-26.47%	26.91%-27.43%	28.47%
Expected life (years)	6.5	6.5	6.5
Expected dividend yield	3.21%-3.47%	0.71%-2.22%	0.58%
Risk free interest rate	2.39%-2.80%	1.87%-2.16%	1.38%
Fair value per option	$4.12-$4.13	$4.07-$5.31	$4.02
Weighted average grant date fair value	$4.12	$5.09	$4.02

A summary of the status of the Company's stock option grants for the year ended December 31, 2018 is presented in the table below:

	Stock Option Awards	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at January 1, 2018	2,684,650	$14.70
Granted	214,500	21.04
Forfeited	(79,120)	14.31
Exercised	(332,000)	14.08		$2,609,000
Outstanding at December 31, 2018	2,488,030	$15.34	7.21	$14,961,000
Exercisable at December 31, 2018	1,260,670	$14.34	6.86	$8,831,000
Unrecognized compensation cost inclusive of directors' options at December 31, 2018	$4,577,000
Weighted average remaining recognition period (years)	2.56

For the years ended December 31, 2018, 2017 and 2016, stock based compensation expense applicable to the stock options was $3.6 million, $2.3 million and $2.1 million, respectively. The recognized tax benefit related to this expense was $778,000, $657,000 and $502,000, respectively.

In accordance with the Merger Agreement, the President and Chief Executive Officer of the Company had an acceleration of vesting on his remaining unvested options. The acceleration qualified as a material modification of the award and an additional compensation charge of approximately $1.3 million was recognized in the fourth quarter of 2018. The expense is included in merger expenses on the consolidated statement of income.

Restricted Stock

Shares issued upon vesting may be either authorized but unissued shares or reacquired shares held by the Company. Any shares not issued because vesting requirements are not met will again be available for issuance under the plan. The fair market value of shares awarded, based on the market price at the date of grant, is recorded as unearned compensation and amortized over the applicable vesting period. Of the restricted shares granted 40,000 are performance based, of which 12,000 have vested, and 24,000 remain unvested. There were 2,000 performance shares forfeited during the year ended December 31, 2018.

The following table presents the activity in non-vested stock awards under the Equity Plan for the year ended December 31, 2018:

	Outstanding Restricted Stock Awards	Weighted Average Grant Price

Non-vested stock awards at January 1, 2018	730,420	$15.11
Granted	59,300	21.10
Vested	(206,387)	14.82
Forfeited	(24,890)	14.31
Non-vested stock awards at December 31, 2018	558,443	$15.90
Unrecognized compensation cost inclusive of directors' awards at December 31, 2018	$7,377,000
Weighted average remaining recognition period (years)	2.48

For the years ended December 31, 2018, 2017 and 2016, stock based compensation expense applicable to restricted stock awards was $3.2 million, $3.2 million and $2.8 million, respectively. The recognized tax benefit related to this expense was $908,000, $1.3 million and $987,000, respectively.

NOTE 13 - EARNINGS PER SHARE

Earnings per share consisted of the following components for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
	(Dollars in thousands, except per share amounts)
Net income applicable to common stock	$24,556	$16,489	$8,653

Average number of common shares outstanding	26,911,244	26,849,253	27,464,996
Less: Average unvested restricted stock awards	(711,297)	(851,779)	(957,364)
Less: Average unallocated ESOP shares	(1,935,743)	(2,011,652)	(2,087,227)
Average number of common shares outstanding used to calculate basic earnings per common share	24,264,204	23,985,822	24,420,405

Effect of dilutive stock options	575,308	248,161	—
Effect of dilutive unvested restricted stock awards	253,967	248,431	120,524
Average number of common shares outstanding used to calculate diluted earnings per common share	25,093,479	24,482,414	24,540,929

Earnings per common share:
Basic	$1.01	$0.69	$0.35
Diluted	$0.98	$0.67	$0.35

For the years ended December 31, 2018, 2017 and 2016, options for 562,062, 407,950 and 2,486,000 shares, respectively, were not included in the computation of diluted earnings per share because to do so would have been antidilutive as the weighted average exercise prices of the stock options exceeded the weighted average market price for the periods presented.

NOTE 14 - OTHER COMMITMENTS AND CONTINGENCIES

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

Financial instruments whose contract amounts represent credit risk consist of:

	December 31,
	2018	2017
	(In thousands)
Commitments to originate loans	$49,369	$66,020
Letters of credit	5,298	6,314
Unused lines-of-credit:
Commercial	253,777	203,631
Home equity	76,058	73,369
Consumer	903	15,819
Undisbursed construction loans	102,362	82,177

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

Operating lease commitments

Pursuant to the terms of noncancelable lease agreements in effect at December 31, 2018, pertaining to premises, future minimum rent commitments are as follows:

Year Ending December 31,	Amount
(In thousands)
2019	$2,535
2020	2,454
2021	2,298
2022	2,283
2023	2,241
Thereafter	7,813
$19,624

Rent expense for years ended December 31, 2018, 2017 and 2016 amounted to $3.0 million, $3.0 million and $2.2 million, respectively. Certain leases contain renewal options for up to 30 years. The cost of such options is not included above.

Other commitments

Effective January 1, 2014, the Bank entered into an agreement for the naming rights of a Boston waterfront music venue. The agreement spans a ten-year period, with an opt-out option at the end of year seven, where the Bank paid $390,000 during the first year with 5% annual increases in subsequent years. Total expenses related to the agreement were $477,000, $454,000 and $430,000 for the years ended December 31, 2018, 2017 and 2016, respectively. This agreement was assigned to Independent effective in February 2019.

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

Contingencies

Various legal claims also arise from time to time in the normal course of business which, in the opinion of management, will have no material effect on the Company’s consolidated financial statements.

NOTE 15 - ON BALANCE SHEET DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company did not have any fair value hedges or cash flow hedges at December 31, 2018 and 2017. The table below presents information about derivative financial instruments not designated as hedging instruments at December 31, 2018 and 2017.

	Derivative Gains		Derivative Losses
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(In thousands)
December 31, 2018
Commercial loan level interest rate swap agreements	$628,928	$12,642	$628,928	$12,642
Other contracts	40,098	45	49,423	32
Total derivatives	$669,026	$12,687	$678,351	$12,674
December 31, 2017
Commercial loan level interest rate swap agreements	$582,388	$8,741	$582,388	$8,741
Other contracts	27,689	25	54,293	44
Total derivatives	$610,077	$8,766	$636,681	$8,785

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

At December 31, 2018, the Company had $7.6 million of interest rate lock commitments to borrowers and loans held for sale of $3.2 million with $10.8 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. At December 31, 2018, the Company had $11.9 million of interest rate lock commitments to borrowers and loans held for sale of $1.1 million with $13.0 million of forward commitments for the future delivery of residential mortgage loans on a mandatory delivery basis. Included in the forward commitments are open TBAs with a notional amount of $10.0 million and $7.5 million of closed hedge instruments that are not settled at December 31, 2018.

At December 31, 2017, the Company had $16.4 million of loan commitments to borrowers and loans held for sale of $8.9 million with $25.3 million of forward commitments for the future delivery of residential mortgage loans on a best efforts basis. The Company did not have any commitments under mandatory delivery at December 31, 2017.

The fair value of such commitments as of December 31, 2018 and 2017 are outlined below:

	Assets		Liabilities
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
	(In thousands)
December 31, 2018
Derivative loan commitments:
Mortgage loan commitments - best efforts	Other Assets	$61	Other Liabilities	$41
Mortgage loan commitments - mandatory delivery	Other Assets	187	Other Liabilities	—
Total mortgage derivative commitments		$248		$41

Forward loan sale commitments
Forward loan sale commitments - best efforts	Other Assets	$85	Other Liabilities	$5
Forward loan sale commitments - mandatory delivery	Other Assets	—	Other Liabilities	84
Total forward loan sale commitments		$85		$89
Total		$333		$130

December 31, 2017
Derivative loan commitments:
Mortgage loan commitments - best efforts	Other Assets	$210	Other Liabilities	$36
Total mortgage derivative commitments		$210		$36

Forward loan sale commitments
Forward loan sale commitments - best efforts	Other Assets	$22	Other Liabilities	$69
Total forward loan sale commitments		$22		$69
Total		$232		$105

NOTE 16 - FAIR VALUE MEASURMENTS

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

Off-balance sheet instruments: Fair values for off-balance sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The estimated fair value of off-balance sheet financial instruments at December 31, 2018 and 2017, was immaterial since fees charged are not material.

Assets and liabilities measured at fair value on a recurring basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3	Total Fair Value
	(In thousands)
December 31, 2018
Assets
Equity securities, at fair value	$5,082	$—	$—	$5,082
Derivative assets:
Interest rate swap agreements	—	12,687	—	12,687
Forward loan sale commitments - best efforts	—	—	85	85
Mortgage loan commitments - best efforts	—	—	61	61
Mortgage loan commitments - mandatory delivery	—	—	187	187
Total assets	$5,082	$12,687	$333	$18,102
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$12,674	$—	$12,674
Forward loan sale commitments - best efforts	—	—	5	5
Forward loan sale commitments - mandatory delivery	—	—	84	84
Mortgage loan commitments - best efforts	—	—	41	41
Total liabilities	$—	$12,674	$130	$12,804

December 31, 2017
Assets
Marketable equity securities	$9,720	$—	$—	$9,720
Derivative assets:
Interest rate swap agreements	—	8,766	—	8,766
Forward loan sale commitments - best efforts	—	—	22	22
Mortgage loan commitments - best efforts	—	—	210	210
Total assets	$9,720	$8,766	$232	$18,718
Liabilities
Derivative liabilities:
Interest rate swap agreements	$—	$8,785	$—	$8,785
Forward loan sale commitments - best efforts	—	—	69	69
Mortgage loan commitments - best efforts	—	—	36	36
Total liabilities	$—	$8,785	$105	$8,890

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

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
	(In thousands)
Impaired loans	$—	$—	$1,541	$—	$—	$2,214
Other real estate owned	—	—	3,649	—	—	—
	$—	$—	$5,190	$—	$—	$2,214

The following table summarizes the total losses on assets measured at fair value on a non-recurring basis for the years ended December 31, 2018, 2017 and 2016.

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Impaired loans	$(675)	$(5)	$(2,911)
Other real estate owned	—	(7)	—
	$(675)	$(12)	$(2,911)

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

Foreclosed assets were adjusted to fair value using appraised values of collateral, less costs to sell, and adjusted as necessary by management based on unobservable inputs for specific properties. The loss on foreclosed assets represents losses incurred on sale.

Summary of fair values of financial instruments

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows. Certain financial instruments and all nonfinancial instruments are exempt from disclosure requirements. Accordingly, the aggregate fair value amounts presented herein do not represent the underlying fair value of the Company.

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2018
Financial assets:
Cash and cash equivalents	$44,305	$44,305	$—	$—	$44,305
Equity securities	5,082	5,082	—	—	5,082
Securities held to maturity	307,763	—	300,062	—	300,062
Federal Home Loan Bank stock	13,565	—	—	13,565	13,565
Loans and loans held for sale, net	2,320,542	—	—	2,294,665	2,294,665
Accrued interest receivable	7,187	—	—	7,187	7,187
Financial liabilities:
Deposits	2,137,557	—	—	2,133,458	2,133,458
Borrowings	233,000	—	232,300	—	232,300
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	12,687	—	12,687	—	12,687
Forward loan sale commitments - best efforts	85	—	—	85	85
Mortgage loan commitments - best efforts	61	—	—	61	61
Mortgage loan commitments - mandatory delivery	187	—	—	187	187
Derivative liabilities:
Interest rate swap agreements:	12,674	—	12,674	—	12,674
Forward loan sale commitments - best efforts	5	—	—	5	5
Forward loan sale commitments - mandatory delivery	84	—	—	84	84
Mortgage loan commitments - best efforts	41	—	—	41	41

	Carrying Amount	Fair Value
		Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2017
Financial assets:
Cash and cash equivalents	$46,167	$46,167	$—	$—	$46,167
Securities available for sale	9,720	9,720	—	—	9,720
Securities held to maturity	303,716	—	299,114	—	299,114
Federal Home Loan Bank stock	12,105	—	—	12,105	12,105
Loans and loans held for sale, net	2,195,139	—	—	2,174,871	2,174,871
Accrued interest receivable	6,438	—	—	6,438	6,438
Financial liabilities:
Deposits	2,039,869	—	—	2,036,150	2,036,150
Borrowings	205,000	—	203,913	—	203,913
On-balance sheet derivative financial instruments:
Derivative assets:
Interest rate swap agreements	8,766	—	8,766	—	8,766
Forward loan sale commitments - best efforts	22	—	—	22	22
Mortgage loan commitments - best efforts	210	—	—	210	210
Derivative liabilities:
Interest rate swap agreements:	8,785	—	8,785	—	8,785
Forward loan sale commitments - best efforts	69	—	—	69	69
Mortgage loan commitments - best efforts	36	—	—	36	36

NOTE 17 - OTHER COMPREHENSIVE INCOME

Accounting principles generally require that recognized revenues, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities are reported as a separate component of equity on the consolidated balance sheets, such items, along with net income, are components of comprehensive income.

The components of accumulated other comprehensive loss, included in stockholders' equity, are as follows:

	December 31,
	2018	2017
	(In thousands)
Securities available for sale:
Net unrealized gain	$—	$283
Tax effect	—	(140)
Net-of-tax amount	—	143
Securities held to maturity:
Net unrealized gain on transferred securities	164	250
Tax effect	(9)	(66)
Net-of-tax amount	155	184
Defined benefit pension plan:
Unrecognized net actuarial loss	(3,580)	(2,694)
Tax effect	828	914
Net-of-tax amount	(2,752)	(1,780)
	$(2,597)	$(1,453)

Actuarial losses of $328,000, included in accumulated other comprehensive loss at December 31, 2018, are expected to be recognized as a component of net periodic pension cost, included in salaries and employee benefits expense, during the year ending December 31, 2019.

NOTE 18 - CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

Financial information pertaining only to Blue Hills Bancorp, Inc. is as follows:

	December 31,
BALANCE SHEETS	2018	2017
	(In thousands)
Assets
Cash balances at Blue Hills Bank	$14,126	$42,111
Total cash and cash equivalents	14,126	42,111
Investment in Blue Hills Bank	351,315	328,740
Investment in Blue Hills Funding Corp.	27,773	26,417
Other assets	31,212	21,146
Total assets	$424,426	$418,414

Liabilities and Stockholders' Equity
Liability to ESOP	$20,101	$20,533
Accrued expenses	204	75
Stockholders' equity	404,121	397,806
Total liabilities and stockholders' equity	$424,426	$418,414

	Years Ended December 31,
	2018	2017	2016
STATEMENTS OF NET INCOME	(In thousands)
Dividend income from Blue Hills Bank	$10,000	$—	$—
Operating expenses	5,327	2,105	2,478
Income (loss) before income taxes and equity in undistributed net income of subsidiaries	$4,673	$(2,105)	$(2,478)
Applicable income tax benefit	(1,297)	(451)	(758)
Income (loss) before equity in income of subsidiaries	5,970	(1,654)	(1,720)
Equity in undistributed net income of subsidiaries	18,586	18,143	10,373
Net income	$24,556	$16,489	$8,653

	Years Ended December 31,
	2018	2017	2016
STATEMENTS OF CASH FLOWS	(In thousands)

Cash flows from operating activities:
Net income	$24,556	$16,489	8,653
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Equity in undistributed net income of subsidiaries	(18,586)	(18,143)	(10,373)
Dividends received from Blue Hills Bank	(10,000)	—	—
Excess tax benefit from deferred and stock based compensation	—	—	(105)
Net change in other assets	(1,030)	(1,164)	11,625
Net change in other liabilities	129	(49)	97
Net cash provided by (used for) operating activities	(4,931)	(2,867)	9,897

Cash flows provided by (used for) investing activities:
Investment in Blue Hills Bank	(6,999)	(6,228)	(16,844)
Dividends received from Blue Hills Bank	10,000	—	—
Net cash provided by (used for) investing activities	3,001	(6,228)	(16,844)

Cash flows used for financing activities:
Excess tax benefit from deferred and stock based compensation	—	—	105
Repurchase of common stock	—	—	(24,432)
Share redemption for tax withholdings	(2,174)	(983)	(730)
Proceeds from exercise of stock options, net	741	243	40
Common stock dividends paid	(24,622)	(14,380)	(2,675)
Net cash used for financing activities	(26,055)	(15,120)	(27,692)

Net change in cash and cash equivalents	(27,985)	(24,215)	(34,639)
Cash and cash equivalents at beginning of year	42,111	66,326	100,965
Cash and cash equivalents at end of year	$14,126	$42,111	$66,326

NOTE 19 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
	(In thousands, except share data)
Interest and dividend income	$23,948	$19,781	$25,147	$20,574	$26,611	$21,545	$27,717	$22,875
Interest expense	5,589	3,900	6,164	4,166	7,148	4,591	7,766	5,081
Net interest and dividend income	18,359	15,881	18,983	16,408	19,463	16,954	19,951	17,794
Provision (credit) for loan losses	(460)	57	101	1,118	(182)	242	(577)	681
Other noninterest income	3,245	1,891	3,632	3,582	3,855	2,826	2,244	2,930
Realized securities gains (losses), net	—	(1,022)	—	928	—	—	—	—
Gain on exchange of investment in Northeast Retirement Services	653	5,947	—	—	—	—	—	—
Total noninterest income	3,898	6,816	3,632	4,510	3,855	2,826	2,244	2,930
Total noninterest expense	13,871	13,400	13,691	13,366	15,523	13,355	15,011	14,185
Provision for income taxes	2,263	1,753	2,366	2,566	2,188	2,342	2,034	4,565
Net income	$6,583	$7,487	$6,457	$3,868	$5,789	$3,841	$5,727	$1,293

Basic earnings per share	$0.27	$0.31	$0.27	$0.16	$0.24	$0.16	$0.23	$0.05
Diluted earnings per share	$0.27	$0.31	$0.26	$0.16	$0.23	$0.16	$0.23	$0.05
Weighted average common shares (basic)	24,172,237	23,911,419	24,230,098	23,952,443	24,256,902	23,973,116	24,395,005	24,104,239
Weighted average common shares (diluted)	24,827,850	24,275,665	24,991,958	24,346,553	25,242,737	24,510,092	25,308,794	24,795,366

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on our assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2018.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of Blue Hills Bancorp, Inc. and Blue Hills Bank

The following table sets forth information regarding the executive officers of Blue Hills Bancorp, Inc. and Blue Hills Bank and their ages as of December 31, 2018. The officers of Blue Hills Bancorp, Inc. and Blue Hills Bank are elected annually.

Name	Age	Positions Held
William M. Parent	57	President and Chief Executive Officer of Blue Hills Bank and Blue Hills Bancorp
James E. Kivlehan	58	Executive Vice President, Consumer and Business Banking
Lauren B. Messmore	48	Executive Vice President, Chief Financial Officer of Blue Hills Bank and Blue Hills Bancorp
Kevin F. Malone	59	Executive Vice President, Commercial Banking
Robert M. Driscoll	44	Executive Vice President, Home Lending
Thomas R. Sommerfield	63	Senior Vice President, Chief Risk Officer
___________________________
(1) Positions held relate to Blue Hills Bank, except as indicated.

Directors of Blue Hills Bancorp, Inc. and Blue Hills Bank

Blue Hills Bancorp had eleven directors as of December 31, 2018. Directors of Blue Hills Bancorp serve three-year staggered terms so that approximately one-third of the directors are elected at each annual meeting. Directors of Blue Hills Bank will be elected by Blue Hills Bancorp as its sole stockholder. The following table states our directors’ names, their ages as of December 31, 2018, the years when they began serving as directors of Blue Hills Bank and when their current term expires as directors of Blue Hills Bancorp:

Name	Position(s) Held With Blue Hills Bancorp	Age	Director Since	Current Term Expires
David J. Houston, Jr.	Chairman of the Board	72	1977	2020
George E. Clancy	Director	60	1996	2019
Anthony J. LaCava, Jr.	Director	62	2015	2021
Brian G. Leary	Director	63	2012	2021
Peter J. Manning	Director	79	2010	2020
William M. Parent	President, Chief Executive Officer and Director	57	2010	2019
Ronald K. Perry	Director	60	2012	2021
David A. Powers	Director	70	1998	2019
Pamela C. Scott	Director	67	2016	2021
Janice L. Shields	Director	71	2010	2020
Scott Smith	Director	53	1998	2019

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

Anthony (Bud) LaCava is the former Managing Partner in KPMG’s Boston office. Mr. LaCava was elected to the Blue Hills Bancorp Board of Directors in 2015 and is a member of the Audit Committee. Bud has 37 years of public accounting experience serving a wide range of clients in the financial services, consumer product, manufacturing, retail and distribution industries. He participated in numerous merger and acquisition engagements for both publicly traded and privately held companies. Bud was elected to KPMG’s Board of Directors for three-year terms in 2005 and 2008 and served as the East Region Managing Partner from 2009 through 2012. Prior to that, he served as partner-in-charge of KPMG’s New England and Upstate New York audit practice. Bud has been involved with numerous organizations including serving as Chairman, Business School Advisory Council, Bentley University; Director, Massachusetts Business Roundtable; Director, Jobs For Massachusetts; Board Member, Greater Boston Chamber of Commerce; Member, Corporate Directors Group and Member, Board Leaders. Mr. LaCava’s extensive experience in accounting, financial institutions and business management provides a valuable insight for the Company.

Brian G. Leary, Esquire is a partner at the law firm of Holland & Knight. He is the Practice Group Leader for the Boston Region. He acts as outside general counsel to several New England companies. He also has an extensive business litigation practice and has defended clients in several jurisdictions across the country on claims involving intellectual property, false advertising, unfair competition and consumer rights. Prior to joining Holland & Knight in 2013, Mr. Leary was a partner at McCarter & English, LLP where he oversaw the firm’s strategic planning and was the founder and chief executive officer of Mogall, Inc., an early pioneer of social networking. He also was a nationally recognized reporter and anchor for WCVB-TV, and received the George Foster Peabody Award for investigative reporting in 1997. Mr. Leary has been a member of the Blue Hills Bancorp Board of Directors since 2012 and is a member of the Audit and Nominating and Corporate Governance Committees. Mr. Leary is an active volunteer and serves on the Board of Directors of the New England Legal Foundation. He is a graduate of the College of the Holy Cross and received his J.D. from Harvard Law School. Mr. Leary provides the Board with valuable perspective on general business oversight, as well as potential strategic initiatives.

Ronald K. Perry is a Principal at Avison Young a global, full service commercial real estate firm. Prior to joining Avison Young in May 2016, he spent 16 years at Colliers International, where he most recently served as president of the firm’s Boston brokerage operations. Mr. Perry began his career in 1984 at Meredith & Grew, which became part of Colliers in 2007, and became the head of the brokerage group in 2008. He was appointed president of the firm in March 2010. Mr. Perry is a licensed real estate broker and a member of the Greater Boston Real Estate Board and Commercial Brokers Association. Mr. Perry has been a member of the Blue Hills Bancorp Board of Directors since 2012 and is Chairman of the Company’s Risk Management Committee and serves on the Compensation Committee. A graduate of the College of Holy Cross, he previously served on the Board of Directors at Catholic Memorial School for 12 years and was a Big East Basketball Color Analyst for over 30 years. Mr. Perry’s extensive real estate experience and knowledge of the local real estate market as well as his valuable insight into managing and overseeing a business brings valuable expertise to the Board.

Pamela C. Scott. Ms. Scott is the founder, president and Chief Executive Officer of LVCC, Inc., a business consulting firm. She has more than 30 years of experience in the financial services industry including multiple roles in institutional asset and investment management at State Street Corporation, U.S. Trust Company of New York and Citibank. Since retiring from the banking industry, Ms. Scott was appointed trustee of Salem State University by Governor Deval Patrick, where she later became chair. She currently serves on their Board of Trustees and the Board of Directors of BNY Mellon Charitable Gift Funds. She is also a member of the Trustee Advisory Board at Beth Israel Deaconess Medical Center. She was a director of Beverly National Bank and became a director of Danvers Bancorp, Inc., after its acquisition of Beverly National Bank. Ms. Scott received her BA from Rice University and her MBA from the Tuck School of Business at Dartmouth College, as the business program’s first African American female graduate and where she now serves as a mentor to young professionals and MBA students. An active alumnus of The Partnership, Ms. Scott works to promote career development for minority executives in Boston. Ms. Scott has been a member of the Blue Hills Bancorp Board of Directors since 2016 and serves on the Company's Risk Management Committee. Ms. Scott brings the Board extensive experience in financial services and business.

George E. Clancy, Esquire is a partner at Fuller, Rosenberg, Palmer & Beliveau of Worcester, Massachusetts. Mr. Clancy has been a member of the Blue Hills Bank Board of Directors since 1996 and is currently Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Mr. Clancy is a member of the Massachusetts Bar Association, the Massachusetts Defense Lawyers Association and the Worcester County Bar Association. Mr. Clancy is a volunteer for Cor Unum Meal Center and Central Mass Special Olympics. Mr. Clancy is a graduate of Bridgewater State College and received his J.D. from the Suffolk University Law School. Mr. Clancy has over 25 years of business experience as a practicing lawyer. Mr. Clancy provides the Board with extensive insight on regulatory and litigation matters; he is a former resident of Hyde Park and a founding Director of Hyde Park Main Streets.

William M. Parent is President and Chief Executive Officer of Blue Hills Bank, Blue Hills Bancorp, Inc. and its predecessor company since 2010. Prior to that, Mr. Parent served as a partner and chief investment officer at Grail Partners, a boutique merchant bank. Mr. Parent has over 30 years of experience in the financial services industry, including 16 years at Bank of Boston and its successor companies, FleetBoston and Bank of America, where he held senior executive roles in Finance, Mergers & Acquisitions, Bank Management and Private Equity Investing. Mr. Parent is a non-practicing CPA and holds a BS from Bentley University. He has served as a member of the Board of Directors for over a dozen middle market companies covering the financial services, retail, distribution and manufacturing sectors. Today, he serves as the Board Chair for the YMCA of Greater Boston and the Massachusetts Bankers Association, and on the Board of Directors for the Boston Police Athletics/Activities League, and the New England Council. He also serves as a member of the Federal Reserve Bank of Boston's Community Depository Institutions Council. Mr. Parent’s extensive experience in the financial services industry and his responsibilities for the strategic direction and management of Blue Hills Bank offer the Board an invaluable perspective of the Bank’s business and strategic direction.

David A. Powers is the former Vice President at Burgin Platner & Company LLC of Quincy, Massachusetts. Prior to joining Burgin Platner & Company LLC, in 2015 he was a partner at Charles A. Powers & Sons, LLP, of Boston, Massachusetts, an insurance agency. Mr Powers is affiliated with the Rotary Club of Hingham. He has been a member of the Blue Hills Bancorp board of directors since 1998 and currently serves on the Nominating and Corporate Governance Committee. Mr. Powers’ management experience and business knowledge provides a valuable resource and perspective to the Board.

Scott Smith is President/CEO of The SC Group serving philanthropic organizations throughout New England. His 26 years of experience in the philanthropic sector range broadly from Executive Director to Vice President of Operations to Chief Executive Officer. He is immediate past Board Chair of the Thomas M. Menino YMCA in Boston and serves on the Lt. Governor’s Interagency Council and the Mayor’s Commission on Homelessness and the Co-Chair of the Hyde Park 150th Anniversary Committee. He has served on the Blue Hills Bancorp Board of Directors since 1998 and currently serves as Chairman of the Compensation Committee and as a member of the Audit Committee. Mr. Smith is a graduate of Salisbury University. Mr. Smith provides the Board with a unique insight into the philanthropic sector and has substantial ties to the communities served by Blue Hills Bank.

David J. Houston, Jr. is a senior member of J.J. Houston & Co., LLP, an independent insurance agency. He has served on the Blue Hills Bancorp's Board of Directors since 1977 and currently serves as Chairman of the Board of Directors and is a member of the Company’s Risk Management, Nominating and Corporate Governance and Compensation Committees. Mr. Houston is a graduate of Boston College and a member of the Society of Certified Insurance Counselors, the Massachusetts and South Shore Associations of Independent Insurance Agents and the National Association of Corporate Directors (NACD). He recently has been awarded the CERT Certificate in Cybersecurity Oversight by the Software Engineering Institute of Carnegie Mellon University, through NACD’s Cyber-Risk Oversight Program for corporate directors. Also, Mr. Houston is a Knight of the Sovereign Military Order of Malta, which is a religious and lay order and one of the largest charities in the world. He serves on the Grants Committee for the Boston Area of Malta. His long affiliation with Blue Hills Bank and his experience operating a local business provide a valuable connection between the Bank and the local community. In addition, his knowledge of risk and the insurance market brings the Board insight into the Bank’s business and strategies.

Peter J. Manning is the former Vice Chairman of FleetBoston Financial Corporation, and has been a member of the Blue Hills Bancorp Board of Directors since 2010. Mr. Manning serves as Chairman of the Audit Committee and also serves on the Company’s Risk Management Committee. Mr. Manning began his career at the accounting firm Coopers & Lybrand and later joined BankBoston where he held a number of executive management responsibilities which included Executive Vice President and Chief Financial Officer. In October of 1999, Mr. Manning was named to the Vice Chairman post at FleetBoston Financial. Mr. Manning is a graduate of Boston College and earned his MBA from Babson College. He is currently a board member of Safety Insurance Group, Inc.. Mr. Manning was previously a board member of Thermo Fisher Scientific Inc., the Campaign for Catholic School and served 13 years on the Bedford school committee. Mr. Manning’s extensive experience with financial institutions and accounting brings the Board valuable insight into the business of the Bank, its strategies and accounting matters.

Janice L. Shields is co-founder and president of Shields & Company, Inc.,  a middle-market investment bank, located in Waltham, Massachusetts. At Shields & Company, Ms. Shields provides a wide range of corporate advisory services to clients, including capital raising, mergers and acquisitions, corporate restructurings, and valuations. Ms. Shields has been a member of the Blue Hills Bank's Board of Directors since 2010 and is a member of the Compensation Committee and the Company’s Risk Management Committee. She serves as a director on other local boards and over the years has been active in fundraising activities for non-profit organizations. Ms. Shields is a graduate of Albertus Magnus College (AB), and holds an ALM from Harvard University and an MBA from the Stern School at New York University. With her extensive business and entrepreneurial experience, Ms. Shields brings to the Board a valuable insight on financial analysis and evaluating potential strategic transactions.

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

Based solely on the Company’s review of copies of the reports it has received and written representations provided to it from the individuals required to file the reports, the Company believes that each of its executive officers and directors timely filed all required reports with the exception of one late Form 5 filed by director Houston reporting five late transactions.

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

The Board of Directors considers a number of factors in its decisions regarding executive compensation and benefits including, but not limited to, the level of responsibility and performance of the individual executive officer, the overall performance of Blue Hills Bancorp, and consideration of industry, community bank peers and local market conditions. Base salary levels of Blue Hills Bancorp’s and Blue Hills Bank’s executive officers are set to reflect the duties and responsibilities inherent in the position and to reflect competitive conditions in the banking business in Blue Hills Bancorp’s market area. In setting base salaries, the Board of Directors also considers a number of factors relating to each executive officer, including individual performance, job responsibilities, experience level, ability and the knowledge of the position, and overall performance of Blue Hills Bancorp and Blue Hills Bank. These factors are considered subjectively, and where possible quantitatively, are weighted partially by those aspects deemed more significant than others. Such a weighting of these evaluation factors will vary from year to year in response to the strategic plan and current market conditions. The Board of Directors also considers the recommendations of the Chief Executive Officer with respect to the compensation of the other executive officers. The Board of Directors and the Chief Executive Officer review the same information in connection with these performance evaluations and related recommendations of these executives.

In 2017, the Compensation Committee engaged McLagan, a Talent, Rewards and Performance Practice at Aon plc, to assist the committee in reviewing its executive and director compensation arrangements. McLagan is an independent compensation consulting firm reporting directly to the Compensation Committee. The analysis provided by McLagan includes, but is not limited to, an assessment of the Blue Hills Bank and Blue Hills Bancorp, Inc. executive and director compensation program compared to its peers. Due to the impending sale to Independent no assessment was completed for 2018.

Summary Compensation Table

The following table sets forth for the years ended December 31, 2018 and 2017, certain information as to the total remuneration paid by Blue Hills Bank to Mr. William M. Parent, who serves as President and Chief Executive Officer, Mr. Kevin Malone who serves as Blue Hills Bank’s Executive Vice President, Commercial Banking and Mr. James E. Kivlehan, Blue Hills Bank’s Executive Vice President Consumer Banking (referred to as our “ Named Executive Officers”).

Summary Compensation Table
Name and principal position	Year	Salary ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(3)	Non-equity incentive plan compensation ($)(4)	All other compensation ($)(5)	Total ($)
William M. Parent, President and Chief Executive Officer	2018	500,000	—	—	150,000	89,743	739,743
	2017	500,000	—	—	150,000	62,148	712,148
James E. Kivlehan, Executive Vice President Consumer Banking	2018	253,750	—	—	125,000	68,893	447,643
	2017	253,750	—	—	125,000	53,429	432,179
Kevin F. Malone (6), Executive Vice President Commercial Banking	2018	270,000	—	—	100,000	46,165	416,165
	2017	225,412	1,508,286	760,039	—	8,931	2,502,668

(1)
Amounts included in the “Stock Awards” and “Option Awards” columns for the year ended December 31, 2017, represent a grant that was made to Kevin Malone on March 6, 2017. Amounts related to stock awards and option awards are reported in the table above pursuant to applicable Securities and Exchange Commission regulations that require that we report the full grant-date fair value of grants in the year in which such grants are made. Because grants vest (are earned) at a rate of 20% per year beginning March 6, 2018, Kevin Malone actually did not recognize any income from the awards during the year ended December 31, 2017.

(2)
Reflects the aggregate grant date fair value of restricted stock awards granted Mr. Malone on March 6, 2017 with a grant date market value of $18.30 per share. The assumptions used in the valuation of these awards are included in Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(3)
Reflects the aggregate grant date fair value of awards of stock options granted to Mr. Malone on March 6, 2017 with a grant date fair value of $5.05 per stock option and an exercise price of $18.30 per option. The assumptions used in the valuation of these options are included in Note 11 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(4)	For calendar years 2018 and 2017, consists of amounts earned under the short-term incentive plan.
(5) Consists of the following payments:

All Other Compensation
Name	Year	Perquisites(a) ($)	Dividends on unvested restricted stock (b)	401(k) Plan(c) ($)	ESOP(d) ($)	Total ($)
William M. Parent	2018	—	56,040	11,000	22,703	89,743
James E. Kivlehan	2018	—	35,190	11,000	22,703	68,893
Kevin F. Malone	2018	—	16,484	11,000	18,681	46,165
(a) For the year ended December 31, 2018, none of the named executive officers received perquisites or personal benefits that, in the aggregate, were greater than or equal to $10,000.
(b) For the year ended December 31, 2018, these amounts represent dividend income on unvested restricted stock upon vesting date.
(c) Represents the matching contribution made by Blue Hills Bank to the Named Executive Officer’s 401(k) Plan account for the plan year 2018.
(d) Represents the preliminary calculation of the aggregate number of shares and cash allocated to the Named Executive Officer’s ESOP account for the plan year, the value of which was determined based on a $21.34 fair market value of Blue Hills Bancorp common stock as of December 31, 2018.

(6) Mr. Malone started working with Blue Hills Bank on February 27, 2017.

Benefit Plans

Employment Agreement. Blue Hills Bancorp (formerly, Hyde Park Bancorp, Inc.) and Blue Hills Bank (the “employers”) entered into an employment agreement with Mr. William M. Parent, which agreement was amended and restated, effective March 6, 2014. The agreement has an original term ending on December 31, 2016 which extends automatically for one additional year on January 1 of each year unless either the employers or Mr. Parent gives notice no later than 90 days prior to such anniversary date that the agreement will not be renewed. On January 1, 2018, the agreement was renewed until January 1, 2018. Under the agreement, the base salary for Mr. Parent was $500,000 for the 2018 fiscal year. In addition to the base salary, the agreement provides that the executive shall be entitled to participate in any employee benefit plans in effect for executive officers of the employers and shall be eligible for participation in short-term and long-term incentive compensation and other benefits as provided to other full time employees of Blue Hills Bank. Mr. Parent shall also be entitled to continue participation in any fringe benefit arrangements in which he was participating on the effective date of the restated employment agreement. In addition, the agreement provides for reimbursement of reasonable travel and other business expenses, incurred in connection with the performance of his duties.

In the event the executive’s employment is terminated by Blue Hills Bank without cause, including a resignation for good reason (as defined in the employment agreement) during the term of the agreement, but excluding termination for cause or due to death, disability, retirement or following a change in control (as defined in the employment agreement), the executive would be entitled to a payment equal to two times the sum of his then current base salary and his average annual short-term incentive cash compensation awarded during the two most recent fiscal years ending before the termination. The severance payment shall be paid in substantially equal installments over a 24 month period commencing within 60 days after the date of termination, subject to the receipt of a signed release, a form of which has been appended to the employment agreement. In addition, executive will be entitled to continued group medical and life insurance coverage, at the employer’s sole expense, for the period for which he is receiving severance benefits, provided that the payment of such life or health benefit would not result in excise taxes or penalties to the employers. If the payment of such benefits would result in excise taxes or benefits to the employers under applicable tax laws, then the employers would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits. In addition, Mr. Parent would be entitled to professional outplacement services up to a maximum cost of $30,000 from a nationally recognized outplacement consulting or coaching organization of his choice and would fully vest in any nonqualified deferred compensation plans in which he is participating.

In the event Mr. Parent’s employment is terminated without cause or terminates for good reason (as defined in the employment agreement) within 24 months following a change in control (as defined in Code Section 409A), Mr. Parent would be entitled to the payment of a lump sum cash severance payment equal to three times the sum of his current base salary and his average annual short-term incentive cash compensation awarded to him over the three most recent fiscal years ending before or simultaneously with the change in control. If the change in control would not be considered a change of control within the definition under Code Section 409A, but would be a change in control under the employment agreement, then such payment shall be made to Mr. Parent over a period of 24 months. In such event, Blue Hills Bancorp and Blue Hills Bank would establish a grantor trust and contribute to the grantor trust an amount reasonably estimated to be sufficient to pay the severance benefit. Mr. Parent would also be entitled to continued group life and health coverage for a period of 36 months at the employers’ sole expense or if providing either such coverage on a pre-tax basis would result in an excise tax or penalties to the employers, the employer would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits. In addition, Mr. Parent would be entitled to professional outplacement services up to a maximum cost of $30,000 from a nationally recognized outplacement consulting or coaching organization of his choice and would fully vest in any nonqualified deferred compensation plans in which he is participating. If Mr. Parent’s employment is terminated without cause or for good reason 24 months or more following a change in control, he would not be entitled to the change in control benefit but would be entitled to the benefit otherwise payable under the agreement, as set forth above.

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

In the event that his employment was terminated for a reason entitling him to a severance payment under the employment agreement, Mr. Parent would receive an aggregate cash severance payment of approximately $1,300,000, if the event of termination occurred in December, 2018 prior to a change in control and $1,950,000 the termination occurred immediately following a change in control occurring in December, 2018, based upon current levels of compensation, without regard to the possible reduction to avoid an excess parachute payment, if such reduction resulted in the net best benefit to Mr. Parent.

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

Supplemental Executive Retirement Agreement for William M. Parent. The Bank also provides supplemental executive retirement benefits to Mr. Parent under a supplemental retirement agreement (which is referred to in this document as the SERP). The SERP was initially funded with $3,000,000 and earns interest at a rate of 3% per year compounded monthly. Mr. Parent’s SERP benefits fully at the rate of 20% per year commencing July 1, 2018 and continuing each year on July 1, through July 1, 2020. Mr. Parent's SERP benefits fully vests upon his termination of employment in connection with a change in control. Assuming that the merger is consummated on March 31, 2019, Mr. Parent is entitled to receive a payment currently valued at approximately $3,060,528.

Severance and Change in Control Agreements. Blue Hills Bancorp (formerly, Hyde Park Bancorp, Inc.) and Blue Hills Bank (collectively, the “employers”) have entered into a two-year change in control agreement with Mr. Kevin F. Malone and have entered into two-year change in control agreements with three other senior officers. In addition, the employers and Mr. James E. Kivlehan are parties to a two-year severance and change in control agreement that is substantially similar to the two year change in control agreement but would also provide a cash severance payment in the event of his involuntary termination (other than for cause, or due to his death or disability) by the employers or in the event of his termination for “good reason,” as per the agreement, without regard to whether a change in control has occurred. The cash severance payment to which he will be entitled in the event of such an involuntary termination or termination for “good reason” occurring prior to a change in control will be equal to two times his annual base salary and continued group medical and life insurance coverage for 24 months following the date of termination. In the event Mr. Kivlehan's involuntary termination without cause or resignation for good reason prior to the occurrence of a change in control, Mr. Kivlehan would be entitled to a cash severance payment of $810,523 if such termination were to occur in December of 2018. Commencing on the first anniversary of the effective date of the agreements for Messrs. Malone and Kivlehan, the agreements may be renewed by the boards of directors of the employers for an additional 12 months, such that the continuing terms shall be for 24 months. If the boards of directors determine not to renew a change in control agreement, the employers must give the covered executive notice at least 30 days before such anniversary date that the agreement will not be renewed. In such event, the change in control agreement will terminate at the end of the then term. Notwithstanding the foregoing, if the agreement is in effect on the effective date of a change in control, the agreement will automatically renew on such date and will expire 24 months following the change in control.

In the event of a change in control (as defined in the agreement) followed by Messrs. Malone or Kivlehan’s involuntary termination of employment (other than for cause, death or disability) or their resignation for good reason (each a “terminating event”), the executive will receive a cash severance payment equal to (i) two times the sum of his annual base salary and average annual short-term incentive cash compensation paid over the prior two most recent fiscal years ended before or simultaneously with the change in control, payable in equal monthly installments over the 24 month period following the terminating event, plus (ii) any accrued but unpaid compensation and accrued but unpaid paid time off, payable in a lump sum no later than 10 days following the executive’s date of termination. In addition, the employers will maintain the executive’s group medical and life insurance coverage in effect for 24 months following the date of termination, at their sole expense, or if providing either of such coverages on a pre-tax basis would result in an excise tax or penalties to the employers, the employer would provide such benefits on an after-tax basis or, in lieu thereof, would provide a cash lump sum payment to the executive reasonably estimated to be equal to the value of such benefits.

In the event Mr. Kivlehan’s or Mr. Malone’s termination occurs following a change in control under circumstances that would entitle either executive to a benefit under the change in control agreement, such executive would be entitled to a cash severance payment of approximately $757,500 for Mr. Kivlehan or $740,000 for Mr. Malone if such termination were to occur in December 2018. Notwithstanding anything to the contrary, the change in control agreement provides that the employers will not be required to pay a payment or benefit under the change in control agreement or otherwise, that, in the reasonable estimation of the an independent certified public account would not be deductible, in whole or in part, as a result of Section 280G of the Internal Revenue Code. In such event, the payment or benefits under the change in control agreement would be reduced, to the extent necessary to avoid this result. In addition, if necessary to avoid excise taxes under Section 409A of the Internal Revenue Code, and only to such extent, a cash severance payment may be delayed and paid on the earlier of (a) six months and one day after the executive’s separation from service or (b) executive’s death. In such event, the first payment shall include a catch-up payment covering amounts that would have been paid during the delay and shall earn interest at an annual rate equal to the applicable federal short-term rate published by the Internal Revenue Service.

Short-Term Incentive Plan. Blue Hills Bank maintains an annual incentive compensation plan for the benefit of its officers and employees, including its named executive officers. Under the incentive compensation plan, the named executive officers can achieve a bonus based on a percentage of salary, depending on whether the performance goals are achieved at a threshold, target or maximum level. In addition, an employee is expected to achieve goals that are weighted between bank-level goals and individual goals. For the plan to be funded, a minimum level of profitability is required. For 2018, the potential bonus and weighting of goals is set forth in the following chart:

Bonus as a % of Salary        Goal Weighting

Position	Threshold	Target	Maximum	Bank	Dept./Individual
President/CEO	20%	40%	60%	100%	—
EVPs	15%	30%	45%	75%	25%

For the 2017 calendar year, the bank-level performance goals included return on average assets, loan and deposit growth and non-performing assets. Individual goals, to the extent required, varied by individual. For the 2017 and 2016 calendar year, the named executive officers achieved their goals and received short term incentive compensation ranging between 30% and 50% of base salary.

Stock Based Compensation

Set forth below is certain information regarding outstanding equity awards held by the Named Executive Officers at December 31, 2018:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards				Stock Awards
Name	Number of securities underlying unexercised options (#) exercisable (4)	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(1)	Market value of shares or units of stock that have not vested ($)(2)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (3)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($) (2)

William M. Parent	130,000	—	14.07	10/7/2025	64,000	1,365,760	24,000	512,160
James E. Kivlehan	126,100	84,000	14.07	10/7/2025	46,000	981,640	—	—
Kevin F. Malone	30,100	120,400	18.30	3/6/2027	65,936	1,407,074	—	—
_______________________________

(1)	Stock awards and stock options listed represent grants under our 2015 Equity Incentive Plan and vest at a rate of 20% per year.

(2)	The amounts in this column are based on the fair market value of our common stock on December 31, 2018 of $21.34 per share.

(3)
Awards in this column vest over a five year period, beginning on October 7, 2016 in amounts of up to 20% per year based on the satisfaction of certain performance-based goals measured against our peers, including (i) annual non-performing loans as a percentage of total loans; (ii) annual percentage growth in total loans and leases; and (iii) annual percentage growth in tangible book value.

(4)	Pursuant to Merger Agreement, Mr. Parent received acceleration of his remaining 160,000 unvested options in 2018.

Equity Incentive Plan

Our stockholders approved the Blue Hills Bancorp, Inc. 2015 Equity Incentive Plan (the “Equity Incentive Plan”), to provide officers, employees and directors of Blue Hills Bancorp and Blue Hills Bank with additional incentives to promote the growth and performance of Blue Hills Bancorp. Subject to permitted adjustments for certain corporate transactions, the Equity Incentive Plan authorizes the issuance or delivery to participants of up to 3,985,354 shares of Blue Hills Bancorp common stock pursuant to grants of restricted stock awards, restricted unit awards, incentive stock options and non-qualified stock options, provided that the maximum number of shares of Company common stock that may be delivered pursuant to the exercise of stock options (all of which may be granted as incentive stock options) is 2,846,681 and the maximum number of shares of Company stock that may be issued as restricted stock awards or restricted stock units is 1,138,673. Employees and directors of Blue Hills Bancorp or its subsidiaries are eligible to receive awards under the Equity Incentive Plan, except that non- employees may not be granted incentive stock options. There are currently 2,060 shares available for grant as stock options and 6,301 shares available for grant as restricted stock or restricted stock units.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the compensation committee was an officer or employee of Blue Hills Bancorp or Blue Hills Bank or any subsidiary thereof, nor did any of them have any other reportable interlock.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership
The following table provides information as of March 1, 2018, with respect to persons known by the Company to be the beneficial owners of more than 5% of the Company’s outstanding common stock. Percentages are based on 26,910,365 shares of Company common stock issued and outstanding as of March 1, 2018

Name and Address of Beneficial Owners	Amount of Shares Owned and Nature of Beneficial Ownership(1)	Percent of Shares of Common Stock Outstanding

Blue Hills Bank Employee Stock (2) Ownership Plan and Trust 1196 River Street Hyde Park, Massachusetts 02136	2,265,323	8.4%

T. Rowe Price Associates, Inc.(3) 100 East Pratt Street Baltimore, Maryland 21202-1009	3,628,105	13.5%

BlackRock, Inc. (4) 55 East 52nd Street New York, NY 10055	1,580,078	5.9%

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

(2)
Under the terms of the ESOP, the ESOP trustee will vote shares allocated to participants’ accounts in the manner directed by the participants. The ESOP trustee, subject to its fiduciary responsibilities, will vote unallocated shares and allocated shares for which no timely voting instructions are received in the same proportion as shares for which the trustee has received proper voting instructions from participants. As of December 31, 2018, 367,535.5 shares have been allocated to participants’ ESOP accounts.

(3) T. Rowe Price Associates, Inc. reported sole dispositive power with respect to 3,628,105 shares of the Company’s common stock and sole voting power with respect to 659,887 shares of the Company’s common stock on a Schedule 13G/A filed with the SEC on February 14, 2019.
(4) Black Rock, Inc. reported sole dispositive and sole voting power with respect to 1,580,078 shares of the Company’s common stock and shares of the Company’s common stock on a Schedule 13G/A filed with the SEC on February 13, 2019.

The following table provides information as of March 1, 2019 about the shares of Company common stock that may be considered to be beneficially owned by each director, named executive officer listed in the Summary Compensation Table and all directors and executive officers of the Company as a group. Unless otherwise indicated, none of the shares listed are pledged as security, and each of the named individuals has sole voting power and sole investment power with respect to the number of shares shown. Percentages are based on 26,910,365 shares of Company common stock issued and outstanding as of March 1, 2019.

	Amount of Shares Owned and Nature of Beneficial (1) Ownership	Percent of Shares of Common Stock Outstanding
Directors and Nominees (2)
William M. Parent, Chief Executive Officer, President and Director	436,636(3)	1.61
David J. Houston, Jr., Chairman	104,965(4)	*
George E. Clancy	59,292 (5)	*
Anthony (Bud) LaCava	52,950(6)	*
Brian G. Leary	53,934(7)	*
Peter J. Manning	73,204(8)	*
Ronald K. Perry	61,050(9)	*
David A. Powers	82,563(10)	*
Pamela C. Scott	28,050(11)	*
Janice L. Shields	61,144(10)	*
Scott Smith	45,459(10)	*

Named Executive Officers
James E. Kivlehan, Executive Vice President, Retail Banking	176,451(12)	*
Kevin F. Malone, Executive Vice President, Commercial Banking	137,785(13)	*

All directors and executive officers as a group (16 persons)	1,973,976	7.3%

*	Less than 1%

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

(2) The mailing address for each person listed is 500 River Ridge Drive, Norwood, Massachusetts, 02062.

(3)
Includes 16,823 shares held in the Blue Hills Bancorp, Inc. Stock Fund of the 401(k) Plan. 3,650 shares held in an IRA, 5,705 shares held through the ESOP, 84,000 shares of unvested restricted stock and 130,000 of stock options.

(4)	Includes 44,532 shares held in an IRA, 5,000 shares held in a spouse’s IRA, 1,000 shares held in a business partnership and 7,980 shares of unvested restricted stock and 33,000 of stock options.

(5)	Includes 7,497 shares held in a spouse’s IRA, and 7,980 shares of unvested restricted stock and 33,000 of stock options.

(6)	Includes 7,980 shares of unvested restricted stock.

(7)	Includes 15,896 shares held in an IRA and 7,980 shares of unvested restricted stock and 33,000 of stock options.

(8)	Includes 20,851 shares held in an IRA, and 7,980 shares of unvested restricted stock and 33,000 of stock options.
(9) Includes 13,035 shares held in an IRA, and 7,980 shares of unvested restricted stock and 33,000 of stock options.
(10) Includes 7,980 shares of unvested restricted stock and 33,000 of stock options.
(11) Includes 7,980 shares of unvested restricted stock.

(12)	Includes 1,000 shares held in an IRA, 3,313 shares held through the ESOP, 69,000 shares of unvested restricted stock, and 126,000 of stock options.

(13)	Includes 65,936 shares of unvested restricted stock and 60,200 of stock options.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions With Certain Related Persons
The Sarbanes-Oxley Act of 2002 generally prohibits us from making loans to our executive officers and directors, but it contains a specific exemption from such prohibition for loans made by Blue Hills Bank to our executive officers and directors in compliance with federal banking regulations. At December 31, 2018, none of the directors or executive officers of the Bank or Blue Hills Bancorp had a loan outstanding with the Bank.
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
Board Independence
Blue Hills Bancorp has eleven directors. The Board of Directors has affirmatively determined that each of our directors, with the exception of Mr. Parent, is “independent” as defined in the rules of the Nasdaq Stock Market. Mr. Parent is not independent because he is an executive officer of Blue Hills Bancorp.

In determining the independence of our directors, the Board of Directors considered all relationships between Blue Hills Bancorp, Inc. and our directors, including relationships that are not required to be reported under “—Transactions With Certain Related Persons.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed by Wolf & Company, P.C. for the fiscal years ended December 31, 2018 and 2017.

	2018	2017
Audit fees	$282,000	$268,500
Audit related	40,626	39,250
All other fees	49,238	90,535
Audit Fees. The aggregate fees billed to us for professional services rendered for the audit of our annual financial statements, HUD audit requirements, review of the financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided in connection with statutory and regulatory filings and engagements were $282,000 and $268,500 during the years ended December 31, 2018 and 2017, respectively.

Audit-Related Fees. The aggregate fees billed to us for audit-related fees which pertain to the audits of the Company’s 401(k) Plan and employee stock ownership plan, along with agreed-upon procedures related to the Company’s 401(k) and defined benefit plans were $40,626 and $39,250 during the years ended December 31, 2018 and 2017, respectively.

All Other Fees. The aggregate other fees billed to us were $49,238and $90,535 during the years ended December 31, 2018 and 2017, respectively, for regulatory compliance services, information technology reviews and WolfPAC risk assessment modules.

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

In addition, the Audit Committee has established a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accounting firm. Requests for services by the independent registered public accounting firm for compliance with the auditor services policy must be specific as to the particular services to be provided. The request may be made with respect to either specific services or a type of service for predictable or recurring services. During the year ended December 31, 2018, all services were approved, in advance, by the Audit Committee in compliance with these procedures.

PART IV

ITEM  15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets as of December 31, 2018 and 2017

(C)	Consolidated Statements of Net Income for the years ended December 31, 2018, 2017 and 2016

(D)	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016

(E)	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016

(F)	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016

(G)	Notes to Consolidated Financial Statements.
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

21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements for the year ended December 31, 2018, formatted in XBRL, which are furnished, and not filed: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Changes in Stockholders’ Equity (v) Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

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

BLUE HILLS BANCORP, INC. (Registrant)

Date: March 8, 2019	By:	/s/ William M. Parent
William M. Parent President and Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ William M. Parent
William M. Parent	President, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2019
/s/ Lauren B. Messmore
Lauren B. Messmore	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)	March 8, 2019
/s/ David J. Houston, Jr.
David J. Houston, Jr.	Chairman of the Board	March 8, 2019
/s/ George E. Clancy
George E. Clancy	Director	March 8, 2019
/s/ Anthony LaCava
Anthony LaCava	Director	March 8, 2019
/s/ Brian G. Leary
Brian G. Leary	Director	March 8, 2019

/s/ Peter J. Manning
Peter J. Manning	Director	March 8, 2019
/s/ Ronald K. Perry
Ronald K. Perry	Director	March 8, 2019
/s/ David Powers
David Powers	Director	March 8, 2019
/s/ Pamela C. Scott
Pamela C. Scott	Director	March 8, 2019
/s/ Janice L. Shields
Janice L. Shields	Director	March 8, 2019
/s/ Scott Smith
Scott Smith	Director	March 8, 2019